Form 10-Q
period 1996-03-31
BROOKS FIBER PROPERTIES INC
filed 1996-05-15
CIK 915509

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    ----------------------

                         Commission file number 0-28036

                          BROOKS FIBER PROPERTIES, INC.
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                DELAWARE                               43-1656187
- ---------------------------------------  --------------------------------------
     (State or other jurisdiction          (I.R.S. Employer Identification No.)
  of incorporation or organization)

425 Woods Mill Road South, Suite 300, St. Louis, Missouri          63017
- ---------------------------------------------------------  --------------------
        (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code 314-878-1616


- -------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Shares of Voting Common Stock outstanding at May 15, 1996: 29,639,482 par value $.01 per share.

Exhibit Index is on page 19.

                 BROOKS FIBER PROPERTIES, INC. AND SUBSIDIARIES

                         PART I - Financial Information
                         ------------------------------

                                                                       Page No.
                                                                       --------

Item 1.      Financial Statements.

         Consolidated Balance Sheets as of March 31, 1996
         and December 31, 1995.                                               3

         Consolidated Statements of Operations for the Three
         Month Periods Ended March 31, 1996 and 1995.                         5

         Consolidated Statement of Changes in Shareholders'
         Equity for the Three Months Ended March 31, 1996.                    6

         Consolidated Statements of Cash Flow for the Three
         Months Ended March 31, 1996 and 1995.                                8

         Notes to Consolidated Financial Statements                        9-13

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.                   13-17


                           Part II - Other Information
                           ---------------------------

Item 6.  Exhibit and Reports on Form 8-K.                                    17

         Signatures                                                          18

                                        BROOKS FIBER PROPERTIES, INC.
                                         CONSOLIDATED BALANCE SHEETS
                                                                                 March 31,     December 31,
                                                                                   1996            1995
                                                                              --------------  --------------
                                                                                 (Unaudited)

                                                   ASSETS
                                                   ------
CURRENT ASSETS:
   Cash and cash equivalents                                                   $253,795,955     $59,912,554
   Marketable securities                                                         25,158,956              --
   Accounts receivable, net                                                       3,866,982       2,002,930
   Other current assets                                                           3,822,058       1,183,183
                                                                              --------------  --------------
         Total current assets                                                   286,643,951      63,098,667

NETWORKS AND EQUIPMENT, net                                                      97,777,465      50,042,235

OTHER ASSETS, net                                                                64,713,475      33,469,017
                                                                              --------------  --------------
                                                                               $449,134,891    $146,609,919
                                                                              ==============  ==============

                                    LIABILITIES AND SHAREHOLDERS' EQUITY
                                    ------------------------------------

CURRENT LIABILITIES:
   Accounts payable and accrued liabilities                                      21,871,597       5,186,395
                                                                              --------------  --------------
         Total current liabilities                                               21,871,597       5,186,395
                                                                              --------------  --------------

LONG-TERM DEBT                                                                  298,529,107      43,977,091

MINORITY INTERESTS                                                                3,469,764       3,992,610

COMMON STOCK, subject to redemption, $.01 par value,
    2,240,000 and 0 shares issued and outstanding                                28,000,000              --

SHAREHOLDERS' EQUITY:
   Preferred stock, 1,040,012 shares authorized:
      Convertible preferred stock, Series A-1, $.01 par value;
          489,600 shares authorized; 389,650 and 396,000 shares
          issued and outstanding                                                 38,965,000      39,600,000
      Convertible preferred stock, Series A-2, $.01 par value;
          439,927 shares authorized; 419,704 and 419,705 shares
          issued and outstanding                                                 65,592,647      65,596,092
      Convertible preferred stock, Series B-1, $.01 par value;
          12,000 shares authorized; 12,000 and 12,000 shares
          issued and outstanding                                                  1,200,000       1,200,000
      Convertible preferred stock, Series B-2, $.01 par value;
          4,545 shares authorized; 4,545 and 4,545 shares
          issued and outstanding                                                    711,029         711,029
   Common stock, $.01 par value, 50,000,000 shares authorized,
       2,167,360 and 1,162,800 shares issued and outstanding                     11,100,693          11,378

   Accumulated deficit                                                          (20,304,946)    (13,664,676)
                                                                              --------------  --------------
         Total shareholders' equity                                              97,264,423      93,453,823
                                                                              --------------  --------------
                                                                               $449,134,891    $146,609,919
                                                                              ==============  ==============

See notes to consolidated financial statements


                                        BROOKS FIBER PROPERTIES, INC.

                                    Consolidated Statements of Operations
                                                 (Unaudited)
                                                                                     Three Months Ended
                                                                              ------------------------------
                                                                              March 31, 1996  March 31, 1995
                                                                              --------------  --------------

Revenues                                                                         $6,795,413      $3,022,854

Expenses:
   Service costs                                                                  2,867,625       1,665,651
   Selling, general and administrative expenses                                   6,620,822       2,256,340
   Depreciation and amortization                                                  2,427,534         745,226
                                                                              --------------  --------------
                                                                                 11,915,981       4,667,217
                                                                              --------------  --------------
      Loss from operations                                                       (5,120,568)     (1,644,363)

Other income (expense):
   Interest income                                                                1,792,610         107,329
   Interest expense                                                              (3,835,157)       (819,043)
                                                                              --------------  --------------
      Loss before minority interests                                             (7,163,115)     (2,356,077)

Minority interests in share of loss                                                 522,845         142,009
                                                                              --------------  --------------
      Net loss                                                                  ($6,640,270)    ($2,214,068)
                                                                              ==============  ==============

Pro forma loss per common and common equivalent                                       (0.34)          (0.11)
                                                                              ==============  ==============

   Pro forma weighted average number of shares outstanding                      $19,523,584     $19,523,584
                                                                              ==============  ==============

See notes to consolidated financial statements


                                        BROOKS FIBER PROPERTIES, INC.

                         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                     FOR THE PERIOD ENDED MARCH 31, 1996
                                                 (Unaudited)
                                                                        Convertible Preferred Stock
                                                      ------------------------------------------------------
                                                               Series A-1                  Series A-2
                                                      --------------------------  --------------------------
                                                         Shares        Amount        Shares        Amount
                                                      ------------  ------------  ------------  ------------

Balance, December 31, 1995                                396,000   $39,600,000       419,705   $65,596,092

Merger with BTC
    -- issuance of common stock                                --            --            --            --
    -- conversion of preferred stock to common stock       (6,350)     (635,000)       (6,061)   (1,000,065)

Issuance of Series A-2 Preferred Stock                         --            --         6,060       996,620

Net Loss                                                       --            --            --            --
                                                      ------------  ------------  ------------  ------------

Balance, March 31, 1996                                   389,650   $38,965,000       419,704   $65,592,647
                                                      ============  ============  ============  ============

                                                                    Convertible Preferred Stock
                                                      ------------------------------------------------------
                                                              Series B-1                  Series B-2
                                                      --------------------------  --------------------------
                                                         Shares        Amount        Shares         Amount
                                                      ------------  ------------  ------------  ------------

Balance, December 31, 1995                                 12,000    $1,200,000         4,545      $711,029

Merger with BTC
    - issuance of common stock                                 --            --            --            --
    - conversion of preferred stock to common stock            --            --            --            --

Issuance of Series A-2 Preferred Stock                         --            --            --            --

Net Loss                                                       --            --            --            --
                                                      ------------  ------------  ------------  ------------

Balance, March 31, 1996                                    12,000    $1,200,000         4,545      $711,029
                                                      ============  ============  ============  ============

                                                             Common Stock                           Total
                                                      --------------------------  Accumulated  Shareholders'
                                                         Shares        Amount       Deficit        Equity
                                                      ------------  ------------  ------------  ------------

Balance, December 31, 1995                              1,162,800       $11,378  ($13,664,676)  $93,453,823

Merger with BTC
    - issuance of common stock                            756,340     9,454,250            --     9,454,250
    - conversion of preferred stock to common stock       248,220     1,635,065            --            --

Issuance of Series A-2 Preferred Stock                         --            --            --       996,620

Net Loss                                                       --            --    (6,640,270)   (6,640,270)
                                                      ------------  ------------  ------------  ------------

Balance, March 31, 1996                                 2,167,360   $11,100,693  ($20,304,946)  $97,264,423
                                                      ============  ============  ============  ============


See notes to consolidated financial statements


                                        BROOKS FIBER PROPERTIES, INC.

                                    Consolidated Statements of Cash Flows
                                                 (Unaudited)
                                                                                    Three Months Ended
                                                                              ------------------------------
                                                                              March 31, 1996  March 31, 1995
                                                                              --------------  --------------

Cash flows from operating activities:
   Net loss                                                                     ($6,640,270)    ($2,214,069)
   Adjustments to reconcile net loss to net cash provided by
       (used in) operating activities:
      Depreciation and amortization                                               2,427,534         745,226
      Non-cash interest expense                                                   3,753,932         817,302
      Minority interests                                                           (522,845)       (142,009)
      Changes in assets and liabilities, net of effects from acquisitions:
         Accounts receivable                                                       (381,983)        (51,341)
         Other, net                                                              (1,829,888)         46,978
         Accounts payable and accrued expenses                                    1,253,052        (385,973)
                                                                              --------------  --------------
            Net cash from operating activities                                   (1,940,468)     (1,183,886)
                                                                              --------------  --------------
Cash flows from investing activities:
   Purchase of networks and equipment                                           (15,577,086)     (4,219,095)
   Purchase of marketable securities                                            (25,152,206)             --
   Increase in other assets                                                      (2,159,236)       (140,112)
   Payment for acquisitions, net of cash acquired                                 1,284,813     (13,940,819)
                                                                              --------------  --------------
            Net cash used in investing activities                               (41,603,715)    (18,300,026)
                                                                              --------------  --------------
Cash flows from financing activities:
   Issuance of preferred stock and subscriptions receivable
       payments, net                                                                996,620      17,800,030
   Proceeds from long-term debt, net                                            249,917,000       2,322,590
   Repayment of long-term debt and capital leases                                (3,233,131)             --
   Other financing activities                                                   (10,252,905)     (1,298,338)
                                                                              --------------  --------------
            Net cash provided by financing activities                           237,427,584      18,824,282
                                                                              --------------  --------------
            Net increase in cash                                                193,883,401        (659,630)

Cash, beginning of period                                                        59,912,554       8,794,566
                                                                              --------------  --------------
Cash, end of period                                                            $253,795,955      $8,134,936
                                                                              ==============  ==============

Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                                         $58,333        $129,096
                                                                              ==============  ==============

See notes to consolidated financial statements


                          BROOKS FIBER PROPERTIES, INC.

                   Notes to Consolidated Financial Statements


1.  Basis of Presentation
    ---------------------

    The consolidated balance sheet of Brooks Fiber Properties, Inc. ("BFP" or the "Company") at December 31, 1995 was obtained from the Company's audited balance sheet as of that date. All other financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. The Company's accounting policies and certain other disclosures are set forth in the notes to the Company's audited consolidated financial statements as of and for the year ended December 31, 1995 included in the Company's Prospectus dated May 2, 1996 (File No. 333-1924) .


2.  Marketable Securities
    ---------------------

    Marketable securities consist of treasury bills, commercial paper, and repurchase agreements which are stated at cost, adjusted for discount accretion and premium amortization. The securities in the Company's portfolio are short-term in nature and are classified as "held to maturity", as management has the intent and ability to hold those securities to maturity.


3.  Acquisitions
    ------------

    Pursuant to an Agreement and Plan of Merger between Brooks Telecommunications Corporation (BTC) and the Company, BTC was merged into the Company on January 2, 1996, and the securities of the Company held by BTC were cancelled. Following the merger, the former holders of BTC's common stock, preferred stock, convertible notes, options and warrants received shares of the Company's common stock, options, and warrants.
    After the consideration of the shares and warrants of BFP held by BTC at the time of acquisition, the Company issued an additional 756,340 shares of common stock valued at $12.50 per share and certain options and warrants (see Note 7). Intangible assets of approximately $6.1 million were recorded as a result of this acquisition.

    On January 31, 1996, the Company signed a definitive agreement with an unrelated party to acquire City Signal, Inc., a provider of competitive access and local exchange services in Michigan and Ohio, and certain assets of a related entity. In connection with the acquisition, the Company agreed to issue approximately 2.2 million shares of common stock and to assume certain specified liabilities. In addition, the Company has provided the seller with the option to require the Company to repurchase any or all shares at a price of $12.50 per share on or before February 1, 1998. Intangible assets of approximately $13.1 million were recorded as a result of this acquisition.

    The above acquisitions were accounted for using the purchase method of accounting and, accordingly, the results of operations of the acquired companies have been included in the Company's consolidated financial statements since the effective dates of acquisition. The aggregate purchase price for these acquisitions was allocated based on fair values as follows:

         Fair value of tangible assets acquired            $  36,968,631
         Fair value of intangible assets acquired             19,212,314
         Liabilities assumed                                 (20,011,507)
                                                           --------------
             Purchase price, net of cash acquired          $  36,169,438
                                                           ==============


4.  Networks and Equipment, Net
    ---------------------------

    Networks and equipment consist of the following:

                                                      March 31      December 31
                                                         1996          1995
                                                     ------------  ------------

    Telecommunications networks                       $41,516,678   $30,158,000
    Electronic and related equipment                   42,573,261    20,174,000
    Land and Buildings                                  4,480,049           ---
    Leasehold improvements                              1,565,086       232,000
    Furniture and office equipment                     12,303,078     2,435,000
    Motor vehicles                                        320,040       173,000
                                                     ------------  ------------
                                                      102,758,192    53,172,000
    Less accumulated depreciation                       4,980,727     3,130,000
                                                     ------------  ------------
                                                      $97,777,465   $50,042,000
                                                     ============  ============

    As of March 31, 1996 and December 31, 1995, networks and equipment include $6,541,063 and $4,469,000 of networks in progress that are not in service and, accordingly, have not been depreciated.

5.  Other Assets, Net
    -----------------

    Other assets consist of the following:

                                                       March 31     December 31
                                                         1996          1995
                                                     ------------  ------------

    Goodwill                                         $ 48,370,603  $ 29,129,000
    Debt issuance costs                                11,758,557     1,559,000
    Organization, development, and pre-
         operating costs                                4,008,831     2,341,000
    Interest rate cap arrangements                      1,511,000     1,511,000
    Rights-of-way                                         303,646       283,000
    Other                                               1,055,462       298,000
                                                     ------------  ------------
                                                       67,008,099    35,121,000
    Less accumulated amortization                       2,294,624     1,652,000
                                                     ------------  ------------
                                                     $ 64,713,475  $ 33,469,000
                                                     ============  ============


6.  Shareholder's Equity:
    ---------------------

    On January 2, 1996, the Company's Board of Directors authorized a 20-for-1 split for each share of common stock and adjusted all outstanding common stock options and warrants accordingly. All share data presented within the consolidated financial statements have been revised to effect for the stock split.


7.  Stock Options and Warrants
    --------------------------

    The Company's 1993 Stock Option Plan (the Plan) authorizes the granting of options and stock appreciation rights covering up to 3,400,000 shares of common stock. The options generally vest over a period of three years from the date of grant.

    Stock option activity for the Plan for the three months ended March 31, 1996 is as follows:

                                                                       Price
                                                        Number       per Share
                                                     ------------  ------------

    Balance, December 31, 1995                         1,651,660   $4.00- $6.60
         Granted                                         702,000         $12.50
         Cancelled                                       (52,000)        $ 6.60
                                                     ------------  ------------
    Balance, March 31, 1996                             2,301,660  $4.00-$12.50
                                                     ============  ============

    Also, in connection with the Agreement and Plan of Merger between the Company and BTC, the Company issued options and warrants to certain of the shareholders and employees of BTC for the purchase of 1,134,840 shares of the Company's Common Stock at prices of $11.35 to $31.04 per share. The warrants expire at various dates from March 31, 1997 to December 21, 1999. The options generally vest over a three year period from the dates of original grant.


8.  Long-Term Debt:
    ---------------

    On February 26, 1996, the Company completed the issuance and sale of $425.0 million aggregate principal amount of 10 7/8% Senior Discount Notes due March 1, 2006, for which gross proceeds of approximately $250.0 million were received. No cash payments of interest are required prior to September 1, 2001. Commencing at such time, the Company will be required to make semi-annual interest payments on the Senior Discount Notes, totaling approximately $46.2 million annually.


9.  Pro Forma Loss Per Share:
    -------------------------

    Pro forma loss per share has been computed using the number of shares of Common Stock and Common Stock equivalents outstanding. The number of shares used in computing pro forma loss per share was 19,532,584. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, shares issued and stock options and warrants granted at prices below the initial public offering price of $27.00 per share during the twelve-month period preceding the date of the Company's initial filing of the Registration Statement related to such initial public offering have been included in the calculation of common stock equivalent shares, using the treasury stock method, as if they were outstanding for all of 1995 and for the first quarter of 1996.


10. Commitments and Contingencies:
    ------------------------------

    During September 1995, GST Tucson Lightwave, Inc. (Lightwave) was permitted to intervene in litigation originally filed by Brooks Fiber Communications of Tucson, Inc. a wholly-owned subsidiary of BFP (BFC Tucson). Lightwave filed a counterclaim against BFC Tucson, BFP, and Tucson Electric Power Company (TEP) charging BFC Tucson, BFP, and TEP with violations of antitrust laws, all of which stem from an agreement between BFC Tucson and TEP that allowed BFC Tucson exclusive rights, for one year, to utilize certain of TEP's rights-of-way. The original causes of the action have been settled, however, the counterclaim by Lightwave is currently still pending. The Company believes the claim to be without merit and intends to vigorously defend against this action. The Company believes that resolution of the matter will not have a material adverse effect on the financial condition or results of operations of the Company.

11. Subsequent Event:
    -----------------

    On May 2, 1996, the Company completed the sale of 7,385,331 shares of Common Stock at a price of $27.00 per share in an initial public offering, for gross proceeds of approximately $199.4 million and proceeds net of underwriting discounts and advisory fees of approximately $186.4 million.


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    The following discussion and analysis should be read in conjunction with the Company's condensed Consolidated Financial Statements and Notes thereto included herewith, and with the Company's Management's Discussion and Analysis of Financial Condition and Results of Operations and audited consolidated financial statements and notes thereto included in the Company's prospectus dated May 2, 1996, filed with the Securities and Exchange Commission (File
No. 333-1924).


Overview
- --------

    The Company is a leading full-service provider of competitive local telecommunications services in selected markets in the United States. The Company acquires and constructs its own state-of-the-art fiber optic networks and facilities and leases network capacity from others to provide interexchange carriers ("IXCs") and business, government and institutional end users with an alternative to the local exchange carriers ("LECs") for a broad array of high quality voice, data and other telecommunications services.

    The Company's goal is to become the primary full-service provider of competitive local telecommunications services to IXCs and business, government and institutional end-users in selected cities by offering superior products with excellent customer service at prices below those charged by the LECs. The Company currently has systems in 25 cities, consisting of systems in operation in 13 cities and under construction in 12 cities. The Company plans to expand its network operations to have systems in operation or under construction in a total of 30 cities by the end of 1996 and a total of 50 cities by the end of 1998. The Company has recently installed switches in its networks in Sacramento, California and Hartford, Connecticut and, in connection with the Company's recent acquisition of City Signal, Inc., obtained a fully-operational switch serving Grand Rapids, Michigan, and subject to regulatory approvals, plans to have switching, frame relay and asynchronous transfer mode ("ATM") based packet transport capabilities in 20 of its operating networks by the end of 1996.

    On January 31, 1996, the Company completed the acquisition of City Signal, Inc., which included networks in operation or under construction in four cities in Michigan and Ohio, including an installed switch in Grand Rapids, Michigan. At the date of acquisition, the acquired networks had approximately 208 route miles of fiber, 30,456 in voice grade equivalent circuits ("VGEs"), and 226 buildings connected. In addition, effective January 2, 1996, Brooks Telecommunications Corporation ("BTC"), a founding stockholder of the Company and the previous owner of GLA International ("GLA"), was merged into the Company. GLA, a wholly-owned subsidiary of the Company, offers a full range of consulting, management, engineering and information system solutions for telecommunications companies. GLA's capabilities also serve as an internal source for the telecommunications infrastructure support needed to facilitate the Company's network growth and penetration of the competitive local exchange company ("CLEC") business.


Results of Operations
- ---------------------

  Three Months Ended March 31, 1996 and 1995

  Revenue

    The Company's revenues for the first quarter of 1996 increased 125% as compared to the first quarter of 1995 to $6.8 million for the three months ended March 31, 1996 as compared with revenues of $3.0 million for the three months ended March 31, 1995. Network capacity as reflected in VGEs in service increased to 165,122 VGEs as of March 31, 1996 as compared with 84,384 VGEs as of March 31, 1996. These increases reflect the impact of the Company's acquisition and development activities as well as increased utilization of the Company's network facilities arising from the sales of additional services to current and new customers. A significant contributor to the Company's revenue growth for the first quarter of 1996 relates to the Company's entry into switched services in Grand Rapids, Michigan via the Company's City Signal acquisition. Switched services revenues for the quarter ended March 31, 1996, representing two months' revenues from the Company's switched services activities in Grand Rapids, totaled $754,000 or $4.5 million on an annualized basis.


  Costs and Expenses

    Service costs increased to $2.9 million for the three months ended
March 31, 1996 from $1.7 million for the three months ended March 31, 1995. Service costs consist of costs associated directly with the operation of the Company's networks, facilities management services, and consulting and system support activities for third parties including technical salaries and benefits, rights-of-way fees, and local and long distance service costs. Service costs as a percentage of telecommunications services revenues declined to approximately 42% for the three months ended March 31, 1996 as compared to approximately 55% for the three months ended March 31, 1995.

    The Company's selling, general and administrative expenses ("SG&A") for the three months ended March 31, 1996 were $6.6 million, as compared with SG&A expenses of $2.3 million for the three months ended March 31, 1995. The increase was principally due to the increasing number and continued expansion of the Company's competitive access networks, including the introduction of switched services, and related marketing activities. There is typically a period of higher SG&A expense and a lag time in the generation of revenues following the acquisition and development of a competitive access network. Management expects SG&A expenses to continue to increase during the remainder of 1996 as the Company continues to expand its networks, services and marketing activities.

    Depreciation and amortization expense increased to $2.4 million for the three months ended March 31, 1996, from $745,000 for the three months ended

March 31, 1995 as a result of the Company's acquisitions and the continued expansion of the Company's networks.


  Interest Income (Expense)

    Interest expense totaling $3.8 million was recorded during the three months ended March 31, 1996, as compared to interest expense of $819,000 for the three months ended March 31,1995. The primary contributor to the substantial increase in interest expense as compared to the comparable period in the prior year is interest totaling $2.6 million attributable to the senior discount notes offering (see "Liquidity and Capital Resources") which was completed by the Company on February 26, 1996. For the quarters ended March 31, 1996 and 1995, interest income totaling $1.8 million and $107,000, respectively, was derived from the Company's available cash and cash equivalents and marketable securities.


  Net Loss

    For the reasons stated above, the Company's net loss before minority interest increased to $7.2 million for the quarter ended March 31, 1996, from $2.4 million for the quarter ended March 31, 1995. Minority interests in net losses, representing minority investors' interests in certain of the Company's subsidiaries, totaled $523,000 and $142,000 for the quarters ended March 31, 1996 and 1995, respectively. As a result, the Company's net loss for the quarter ended March 31, 1996 was $6.6 million as compared to a net loss of $2.2 million for the quarter ended March 31, 1995.


  EBITDA

    Earnings before interest, taxes, depreciation and amortization (EBITDA) decreased to ($2.7) million for the three months ended March 31, 1996, from ($899,000) for the three months ended March 31, 1995, a decrease of $1.8 million. The decrease reflects the increasing operating and SG&A expenses noted above resulting from the acquisition, development and expansion of the Company's networks and the introduction of switch services in certain of the Company's markets.

    EBITDA is a measure commonly used in the telecommunications industry and is presented to assist in an understanding of the Company's operating results and is not intended to represent cash flow or results of operations in accordance with generally accepted accounting principles.


Liquidity and Capital Resources
- -------------------------------

  March 31, 1996 and December 31, 1995

    The Company's total assets increased from $146.6 million as of December 31, 1995 to $449.1 million at March 31, 1996. The Company's current assets of $286.6 million at March 31, 1996, including cash and cash equivalents and marketable securities of $279.0 million, exceeded current liabilities of $21.9 million, providing working capital of $264.7 million. Network and equipment totaled $97.8 million at March 31, 1996 as compared to $50.0 million at December 31, 1995. Other assets, principally goodwill, net of accumulated amortization, increased to $64.7 million at March 31, 1996 from $33.5 million at December 31, 1995, primarily as a result of the Company's acquisitions of both City Signal, Inc. and BTC, and debt issuance costs associated with the Company's recent $250 million gross proceeds from the 10 7/8% senior discount note offering.

    In connection with the City Signal acquisition, the seller received an option to require the Company to repurchase any or all of the 2,240,000 shares of the Company's common stock issued in the City Signal acquisition at a price of $12.50 per share on or before January 31, 1997 or the date of an initial public equity offering by the Company, whichever occurs first, which option is subject to extension to February 1, 1998 under certain circumstances.

    On February 26, 1996, the Company sold $425.0 million aggregate principal amount of 10 7/8% Senior Discount Notes, providing gross proceeds of approximately $250 million, and proceeds net of underwriting fees of approximately $241 million. No cash payments of interest are required on the Senior Discount Notes until September 1, 2001.

    On May 2, 1996, the Company sold 7,385,331 shares of the Company's common stock in an initial public offering at a price of $27.00 per share. Gross proceeds from this offering totaled approximately $199.4 million and proceeds net of underwriting discounts and advisory fees totalled approximately $186.4 million.

    The competitive local telecommunications services business is a capital-intensive business. The Company's operations have required and will continue to require substantial capital investment for (i) the installation of electronics for switched services in the Company's operating networks; (ii) the expansion and improvement of the Company's operating systems, including the installation of capabilities to provide other enhanced services; and (iii) the acquisition, design, construction and development of additional networks. For the three months ended March 31, 1995 and 1996, the Company made expenditures, including the assumption of indebtedness and issuance of shares, for the acquisition, design, construction and development of systems totaling $59.3 million and $18.9 million, respectively.

    The Company plans to continue to make substantial capital investments in connection with the entry into new markets and the continued development of its existing systems, including the capital required to provide switched and other enhanced services as technology and regulations permit. The Company currently intends to use the net proceeds from the Company's recent equity offering, together with the remaining net proceeds from its 10 7/8% senior discount note offering and minority investments in individual networks, to fund the Company's expansion as well as initial operating losses. The Company estimates that it will spend approximately $290 million during 1996 and 1997 to fund the Company's expansion to 30 networks that are expected to be in operation or under construction by the end of 1996 and the installation of switching electronics and other enhanced capabilities in these networks. The Company's strategic plan calls for having systems in operation or under development in a total of 50 cities by the end of 1998, which will require substantial additional capital. The Company expects its expansion into additional cities will be accomplished by the acquisition of existing networks as well as the construction of new networks. The Company will continue to evaluate additional revenue opportunities in its existing markets and, as such opportunities may develop, the Company may determine to make additional capital investments in its networks that may be required to pursue such opportunities, such as costs required to extend a network or install additional electronics to meet customer requirements. Due to the number and variability of the factors which could affect the amount of capital that will be required for such purposes, the Company cannot provide a reasonable estimate of such additional capital needs. For example, the size of a particular network to be developed or acquired and the types of electronics installed can impact significantly the amount of capital required. Similarly, the potential cost of acquiring additional networks is not determinable, and it is possible that the Company could acquire existing networks using a variety of financing alternatives. The Company expects to meet such additional capital needs with the proceeds from its recent equity offering, the proceeds from existing and future credit facilities and other borrowings, and the proceeds from sales of additional equity securities and joint ventures. The Company's expectations of required future capital expenditures are based on the Company's current estimates and the current state and federal regulatory environment. There can be no assurance that actual expenditures will not be significantly higher or lower. In addition, there can be no assurance that the Company will be able to raise or generate sufficient funds to enable it to meet its strategic objectives or that such funds, if available at all, will be available on a timely basis or on terms that are acceptable to the Company.


                           PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

      Exhibit No.
(Reference to Item 601(b)
   of Regulation S-K)                             Description
- -------------------------    --------------------------------------------------

         3.2                 By-Laws
         11                  Statement regarding Computation of Per Share
                             Earnings
         27 Financial Data Schedule (furnished to the Securities and Exchange Commission for Electronic Data Gathering, Analysis, and Retrieval [EDGAR] purposes only)


(b) Reports on Form 8-K
    -------------------

    There were no reports on Form 8-K filed during the quarter for which this report is filed.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          BROOKS FIBER PROPERTIES, INC.
                                          (Registrant)

Date:    May 15, 1996                     By: /S/ JAMES C. ALLEN
                                              ---------------------------------
                                              James C. Allen
                                              Chief Executive Officer

Date:    May 15, 1996                     By: /S/ DAVID L. SOLOMON
                                              ---------------------------------
                                              David L. Solomon
                                              Chief Financial Officer

                                  EXHIBIT INDEX
                                  -------------

Exhibit Number                               Description
- --------------   --------------------------------------------------------------

3.2              By-Laws

11               Statement Regarding Computation of Per Share Earnings

27 Financial Data Schedule (furnished to the Securities and Exchange Commission for Electronic Data Gathering, Analysis, and Retrieval [EDGAR] purposes only)