Form 10-Q
period 1996-06-30
BROOKS FIBER PROPERTIES INC
filed 1996-08-09
CIK 915509

SECURITIES AND EXCHANCE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                        to
                               ----------------------    -----------------------

                         Commission file number 0-28036

                          BROOKS FIBER PROPERTIES, INC.
             (Exact name of registrant as specified in its charter)

                                    DELAWARE
- --------------------------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   43-1656187
- --------------------------------------------------------------------------------
                      (I.R.S. Employer Identification No.)

425 Woods Mill Road South, Suite 300, St. Louis, Missouri               63017
- --------------------------------------------------------------------------------
          (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code 314-878-1616


- --------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Shares of Voting Common Stock outstanding at July 2, 1996: 28,352,160 par value $.01.

Exhibit Index is on page 29.

                 BROOKS FIBER PROPERTIES, INC. AND SUBSIDIARIES

                         PART I - Financial Information

                                                                        Page No.

Item 1.     Financial Statements

            Consolidated Balance Sheets as of June 30, 1996
            and December 31, 1995                                            3

            Consolidated Statements of Operations for the Three
            Months and Six Months Ended June 30, 1996 and 1995               4

            Consolidated Statement  of Changes in Shareholders'
            Equity for the Six Months Ended June 30, 1996                    5

            Consolidated Statements of Cash Flow for the Six
            Months Ended June 30, 1996 and 1995                              6

            Notes to Consolidated Financial Statements                  7 - 13

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations              14 - 26


                           Part II - Other Information

Item 6.     Exhibit(s) and Reports on Form 8-K                              27

Signatures

                                                    BROOKS FIBER PROPERTIES, INC.

                                                     Consolidated Balance Sheets
                                                                                                   June 30, 1996   December 31, 1995
                                                                                                  ---------------  -----------------
                                                                                                     (Unaudited)
                                                               ASSETS

CURRENT ASSETS:
       Cash and cash equivalents ...............................................................   $ 256,224,000    $  59,913,000
       Marketable securities ...................................................................     150,178,000             --
       Accounts receivable, net ................................................................       5,198,000        2,003,000
       Other current assets ....................................................................       6,997,000        1,183,000
                                                                                                   -------------    -------------
                    Total current assets .......................................................     418,597,000       63,099,000

NETWORKS AND EQUIPMENT, net ....................................................................     142,898,000       50,042,000

INVESTMENT IN MINORITY-OWNED SUBSIDIARY ........................................................       5,000,000             --

OTHER ASSETS, net ..............................................................................      67,330,000       33,469,000
                                                                                                   =============    =============
                                                                                                   $ 633,825,000    $ 146,610,000
                                                                                                   =============    =============

                                                LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
       Accounts payable and accrued liabilities ................................................      15,677,000        5,186,000
                                                                                                   -------------    -------------
                    Total current liabilities ..................................................      15,677,000        5,186,000
                                                                                                   -------------    -------------

LONG-TERM DEBT .................................................................................     306,391,000       43,977,000

MINORITY INTERESTS .............................................................................      11,222,000        3,992,000

COMMON STOCK, subject to redemption, $.01 par value,
       2,016,000 and 0 shares issued and outstanding ...........................................      25,200,000             --

SHAREHOLDERS' EQUITY:
       Preferred stock, 1,040,012 shares authorized:
             Convertible preferred stock, Series A-1, $.01 par value;
               489,600 shares authorized; 0 and 396,000 shares
               issued and outstanding ..........................................................            --         39,600,000
             Convertible preferred stock, Series A-2, $.01 par value;
               439,927 shares authorized; 0 and 419,705 shares
               issued and outstanding ..........................................................            --         65,596,000
             Convertible preferred stock, Series B-1, $.01 par value;
               12,000 shares authorized; 0 and 12,000 shares
               issued and outstanding ..........................................................            --          1,200,000
             Convertible preferred stock, Series B-2, $.01 par value;
               4,545 shares authorized; 0 and 4,545 shares
               issued and outstanding ..........................................................            --            711,000
       Common stock, $.01 par value, 50,000,000 shares authorized,
         26,336,160 and 1,162,800 shares issued and outstanding ................................         263,000           12,000
       Additional paid-in capital ..............................................................     305,500,000             --
       Accumulated deficit .....................................................................     (30,428,000)     (13,664,000)
                                                                                                   -------------    -------------
                    Total shareholders' equity .................................................     275,335,000       93,455,000
                                                                                                   -------------    -------------
                                                                                                   $ 633,825,000    $ 146,610,000
                                                                                                   =============    =============

See accompanying notes to consolidated financial statements.

                                                    BROOKS FIBER PROPERTIES, INC.

                                                Consolidated Statements of Operations
                                                             (Unaudited)
                                                                   Three Months Ended June 30            Six Months Ended June 30
                                                                 ------------------------------      -------------------------------
                                                                     1996              1995              1996              1995
                                                                 ------------      ------------      ------------      ------------

Revenues ...................................................     $  8,409,000      $  3,489,000      $ 15,204,000      $  6,512,000

Expenses:
      Service costs ........................................        3,592,000         1,751,000         6,459,000         3,417,000
      Selling, general & administrative expenses ...........        8,725,000         2,535,000        15,346,000         4,791,000
      Depreciation and amortization ........................        3,166,000         1,008,000         5,594,000         1,753,000
                                                                 ------------      ------------      ------------      ------------
                                                                   15,483,000         5,294,000        27,399,000         9,961,000
                                                                 ------------      ------------      ------------      ------------
             Loss from operations ..........................       (7,074,000)       (1,805,000)      (12,195,000)       (3,449,000)

Other income (expense):
      Interest income ......................................        4,466,000            70,000         6,258,000           177,000
      Interest expense .....................................       (7,762,000)         (895,000)      (11,597,000)       (1,714,000)
                                                                 ------------      ------------      ------------      ------------
             Loss before minority interests ................      (10,370,000)       (2,630,000)      (17,534,000)       (4,986,000)

Minority interests in share of loss ........................          615,000           176,000         1,138,000           318,000
                                                                 ------------      ------------      ------------      ------------
             Net loss ......................................     $ (9,755,000)     $ (2,454,000)     $(16,396,000)     $ (4,668,000)
                                                                 ============      ============      ============      ============

Pro forma loss per common and common
      equivalent share .....................................     $      (0.40)     $      (0.13)     $      (0.75)     $      (0.24)
                                                                 ============      ============      ============      ============

Pro forma weighted average number of
      shares outstanding ...................................       24,323,081        19,523,584        21,923,333        19,523,584
                                                                 ============      ============      ============      ============

See accompanying notes to consolidated financial statements.

                                                    BROOKS FIBER PROPERTIES, INC.

                                     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                                 FOR THE PERIOD ENDED JUNE 30, 1996
                                                             (Unaudited)
                                                                                  Convertible Preferred Stock
                                                           -------------------------------------------------------------------------
                                                                       Series A-1                            Series A-2
                                                           -----------------------------------   -----------------------------------
                                                                Shares             Amount             Shares             Amount
                                                           ----------------   ----------------   ----------------   ----------------

Balance, January 1, 1996 ............................              396,000    $    39,600,000            419,705    $    65,596,000

Merger with BTC
  - issuance of common stock ........................                  --                 --                 --                 --
  - conversion of preferred stock to common stock ...               (6,350)          (635,000)            (6,061)        (1,000,000)

Issuance of Series A-2 Preferred Stock ..............                  --                 --               6,060            997,000

Warrants Exercised ..................................                9,940            109,000                --                 --

Initial Public Offering
  - issuance of common stock ........................                  --                 --                 --                 --
  - common stock, subject to redemption, exchanged
    for common stock ................................                  --                 --                 --                 --
  - conversion of preferred stock to common stock....             (399,590)       (39,074,000)          (419,704)       (65,593,000)

Stock Options Exercised .............................                  --                 --                 --                 --

Conversion of minority interest in subsidiary to
common stock ........................................                  --                 --                 --                 --

Net Loss ............................................                  --                 --                 --                 --
                                                           ----------------   ----------------   ----------------   ----------------
Balance, June 30, 1996 ..............................                  --     $           --                 --     $           --
                                                           ================   ================   ================   ================
                                                                                  Convertible Preferred Stock
                                                           -------------------------------------------------------------------------
                                                                       Series B-1                            Series B-2
                                                           -----------------------------------   -----------------------------------
                                                                Shares             Amount             Shares             Amount
                                                           ----------------   ----------------   ----------------   ----------------

Balance, January 1, 1996 ............................               12,000     $    1,200,000              4,545     $      711,000

Merger with BTC
  - issuance of common stock ........................                 --                 --                 --                 --
  - conversion of preferred stock
    to common stock .................................                 --                 --                 --                 --

Issuance of Series A-2 Preferred Stock ..............                 --                 --                 --                 --

Warrants Exercised ..................................                 --                 --                 --                 --

Initial Public Offering
  - issuance of common stock ........................                 --                 --                 --                 --
  - common stock, subject to redemption,
    exchanged for common stock ......................                 --                 --                 --                 --
  - conversion of preferred stock
    to common stock .................................              (12,000)        (1,200,000)            (4,545)          (711,000)
Stock Options Exercised .............................                 --                 --                 --                 --

Conversion of minority interest in
subsidiary to common stock ..........................                 --                 --                 --                 --

Net Loss ............................................                 --                 --                 --                 --
                                                           ----------------   ----------------   ----------------   ----------------
Balance, June 30, 1996 ..............................                 --       $         --                 --       $         --
                                                           ================   ================   ================   ================

                                                              Common Stock             Additional                          Total
                                                       ----------------------------      Paid-In       Accumulated     Shareholders'
                                                          Shares          Amount         Capital         Deficit          Equity
                                                       ------------    ------------   -------------    -------------   -------------

Balance, January 1, 1996 .........................       1,162,800     $    12,000    $       --       $(13,664,000)   $ 93,455,000

Merger with BTC
  - issuance of common stock .....................         756,340           8,000       9,447,000            --          9,455,000
  - conversion of preferred stock
    to common stock ..............................         248,220           2,000       1,633,000            --               --

Issuance of Series A-2 Preferred Stock ...........            --              --              --              --            997,000

Warrants Exercised ...............................            --              --              --              --            109,000

Initial Public Offering
  - issuance of common stock .....................       7,385,311          74,000     185,119,000            --        185,193,000
  - common stock, subject to redemption,
    exchanged for common stock ...................         224,000           2,000       2,798,000            --          2,800,000
  - conversion of preferred stock
    to common stock ..............................      16,527,920         165,000     106,413,000            --               --

Stock Options Exercised ..........................          22,660            --            90,000            --             90,000

Conversion of minority interest in
subsidiary to common stock .......................           8,889            --              --           (368,000)       (368,000)

Net Loss .........................................            --              --              --        (16,396,000)    (16,396,000)
                                                       ------------    ------------   -------------    -------------   -------------
Balance, June 30, 1996 ...........................      26,336,160     $   263,000    $ 305,500,000    $(30,428,000)   $275,335,000
                                                       ============    ============   =============    =============   =============

See accompanying notes to consolidated financial statements.

                                                    BROOKS FIBER PROPERTIES, INC.

                                                Consolidated Statements of Cash Flows
                                                             (Unaudited)
                                                                                                 Six Months Ended June 30
                                                                                            ---------------------------------
                                                                                                 1996               1995
                                                                                            --------------     --------------

Cash flows from operating activities:
      Net loss ........................................................................     $ (16,396,000)     $  (4,668,000)
      Adjustments to reconcile net loss to net cash used in
        operating activities:
           Depreciation and amortization ..............................................         5,594,000          1,753,000
           Non-cash interest expense ..................................................        11,484,000          1,674,000
           Minority interests .........................................................        (1,138,000)          (318,000)
           Changes in assets and liabilities, net of effects from acquisitions:
                Accounts receivable ...................................................        (1,713,000)          (421,000)
                Other, net ............................................................        (4,894,000)           112,000
                Accounts payable and accrued expenses .................................        (4,407,000)          (175,000)
                                                                                            --------------     --------------
                     Net cash used in operating activities ............................       (11,470,000)        (2,043,000)
                                                                                            --------------     --------------
Cash flows from investing activities:
      Purchase of networks and equipment ..............................................       (63,220,000)        (8,396,000)
      Purchase of marketable securities ...............................................      (155,306,000)              --
      Maturity of marketable securities ...............................................         4,993,000               --
      Additions to other assets .......................................................        (5,372,000)        (1,618,000)
      Acquisitions of businesses, net of cash acquired ................................        (3,715,000)       (13,941,000)
                                                                                            --------------     --------------
                     Net cash used in investing activities ............................      (222,620,000)       (23,955,000)
                                                                                            --------------     --------------
Cash flows from financing activities:
      Issuance of common stock ........................................................       185,284,000               --
      Issuance of preferred stock and subscriptions
        receivable payments, net ......................................................         1,106,000         21,162,000
      Proceeds from minority interests ................................................         8,000,000            104,000
      Proceeds from long-term debt, net ...............................................       239,281,000          3,303,000
      Repayment of long-term debt and capital leases ..................................        (3,270,000)              --
                                                                                            --------------     --------------
                     Net cash provided by financing activities ........................       430,401,000         24,569,000
                                                                                            --------------     --------------
                     Net increase (decrease) in cash ..................................       196,311,000         (1,429,000)

Cash, beginning of period .............................................................        59,913,000          8,795,000
                                                                                            --------------     --------------
Cash, end of period ...................................................................     $ 256,224,000      $   7,366,000
                                                                                            ==============     ==============
Supplemental disclosure of cash flow information:
      Cash paid during the period for interest ........................................     $     108,000      $        --
                                                                                            ==============     ==============

See accompanying notes to consolidated financial statements.

                          BROOKS FIBER PROPERTIES, INC.

                   Notes to Consolidated Financial Statements

1.         Basis of Presentation
           ---------------------

           The consolidated balance sheet of Brooks Fiber Properties, Inc. ("BFP" or the "Company") at December 31, 1995 was obtained from the Company's audited balance sheet as of that date. All other financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Operating results for the three months and six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. The Company's accounting policies and certain other disclosures are set forth in the notes to the Company's audited consolidated financial statements as of and for the year ended December 31, 1995.

2.         Cash and Cash Equivalents
           -------------------------
           For the purpose of reporting cash flows, cash and cash equivalents consist primarily of cash on hand and highly liquid securities with insignificant interest-rate risk and original maturities of three months or less at date of acquisition.

3.         Marketable Securities
           ---------------------

           Marketable securities consist of treasury bills, commercial paper, and repurchase agreements with original maturities beyond three months but less than twelve months. Marketable securities are stated at cost, adjusted for discount accretion and premium amortization. The securities in the Company's portfolio are classified as "held to maturity," as management has the intent and ability to hold those securities to maturity.

4.         Acquisitions
           ------------

           Pursuant to an Agreement and Plan of Merger between Brooks Telecommunications Corporation (BTC) and the Company, BTC was merged into the Company on January 2, 1996, and the securities of the

           Company held by BTC were canceled. Following the merger, the former holders of BTC's common stock, preferred stock, convertible notes, options and warrants received shares of the Company's common stock, options, and warrants. After the consideration of the shares of BFP held by BTC at the time of acquisition, the Company issued 756,340 shares of common stock valued at $12.50 per share and certain options and warrants (see Note 8). Intangible assets of approximately $6.1 million were recorded as a result of this acquisition.

           On January 31, 1996, the Company acquired City Signal, Inc., a provider of competitive access and local exchange services in Michigan and Ohio, and certain assets of a related entity, from an unrelated party. In connection with the acquisition, the Company issued approximately 2.2 million shares of common stock and assumed certain specified liabilities. Intangible assets of approximately $13.1 million were recorded as a result of this acquisition. In addition, the Company granted the seller the option to require the Company to repurchase any or all shares at a price of $12.50 per share on or before February 1, 1998. In conjunction with the Company's initial public offering (see Note 7), the holder of such shares sold 10% of the shares. Accordingly, approximately 2.0 million shares remain subject to redemption.

           The above acquisitions were accounted for using the purchase method of accounting and, accordingly, the results of operations of the acquired companies have been included in the Company's consolidated financial statements since the effective dates of acquisition. The aggregate purchase price for these acquisitions was allocated based on fair values as follows:

                Fair value of tangible assets acquired            $  36,968,631
                Fair value of intangible assets acquired             19,212,314
                Liabilities assumed                                 (20,011,507)
                                                                  -------------
                          Purchase price, net of cash acquired    $  36,169,438
                                                                  =============

           In June 1996, the Company and MCI/Metro Access Transmission Services, Inc. ("MCI/Metro") entered into an agreement pursuant to which MCI/Metro has acquired a 15% interest in the Company's Sacramento, California network for $4.5 million, and has invested an additional $3.5 million in the Company's San Jose joint venture company. The agreement gives MCI/Metro the option to exchange the agreed value of its September 1995 investment in the San Jose network for shares of the Company's common stock based on the September 1995 price of $8.25 per share, if exchanged prior to October 24, 1996, or based on a price of $15.50 per share, if exchanged thereafter but on or prior to April 24, 1997; and to exchange the agreed value of its June 1996 investments in both networks for shares of the Company's common stock based on a price of $30.00 per share, if exchanged prior to October 24, 1996, or based on a price of $40.00 per share, if exchanged thereafter but on or prior to April 24, 1997.

           In June 1996, the Company formed a strategic alliance with World-Net Access, Inc., (World-Net) through a $5 million investment in exchange for a 20 percent fully-diluted interest in World-Net. The investment in World-Net is classified as Investment in Minority-Owned Subsidiary on the Company's consolidated balance sheet. World-Net is a privately-held, development stage company founded to form a national Internet Service Provider network.

5.         Networks and Equipment, Net
           ---------------------------

           Networks and equipment consist of the following:

                                                      June 30       December 31
                                                        1996            1995
                                                   -------------   -------------

           Telecommunications networks             $  67,509,000   $  30,158,000
           Electronic and related equipment           59,224,000      20,174,000
           Office equipment and furniture             12,884,000       2,435,000
           Land and buildings                          4,527,000             --
           Leasehold improvements                      2,538,000         232,000
           Transportation equipment                    3,719,000         173,000
                                                   -------------   -------------
                                                     150,401,000      53,172,000
           Less accumulated depreciation               7,503,000       3,130,000
                                                   -------------   -------------
                                                   $ 142,898,000   $  50,042,000
                                                   =============   =============

           As of June 30, 1996 and December 31, 1995, networks and equipment include $20,085,000 and $4,469,000 respectively of networks in progress that are not in service and, accordingly, have not been depreciated.

6.         Other Assets, Net
           -----------------

           Other assets consist of the following:
                                                      June 30       December 31
                                                        1996            1995
                                                   -------------   -------------

           Goodwill                                  $48,366,000    $29,129,000
           Debt issuance costs                        12,036,000      1,559,000
           Organization, development,
             and pre-operating costs                   6,663,000      2,341,000
           Interest rate cap arrangements              1,511,000      1,511,000
           Rights-of-way and other                     1,972,000        581,000
                                                     -----------    -----------
                                                      70,548,000     35,121,000
           Less accumulated amortization               3,218,000      1,652,000
                                                     -----------    -----------
                                                     $67,330,000    $33,469,000
                                                     ===========    ===========

7.         Shareholder's Equity:
           ---------------------

           Effective January 2, 1996, the Company's Board of Directors authorized a 20-for-1 split for each share of common stock and adjusted all outstanding common stock options and warrants accordingly. All share data presented within the consolidated financial statements have been revised to reflect the 20-for-1 stock split.

           On May 2, 1996, the Company completed its initial public offering of 7,385,331 shares of Common Stock at a price of $27.00 per share, for gross proceeds of approximately $199.4 million and proceeds net of underwriting discounts, advisory fees and expenses of approximately $185.2 million.

8.         Stock Options and Warrants
           --------------------------

           The Company's 1993 Stock Option Plan (the Plan) authorizes the granting of options and stock appreciation rights covering up to 3,400,000 shares of common stock. The options generally vest over a period of three years from the date of grant.

           Stock option activity for the Plan for the six months ended June 30, 1996 is as follows:

                                                        Number   Price per Share
                                                      ---------  ---------------

           Balance, December 31, 1995                 1,651,660    $4.00 - $6.60
                     Granted                            962,000  $12.50 - $33.75
                     Exercised                           22,660            $4.00
                     Canceled                           132,000  $ 6.00 - $12.50
                                                      ---------
           Balance, June 30, 1996                     2,459,000  $ 4.00 - $33.75
                                                      =========  ===============

           Also, in connection with the Agreement and Plan of Merger between the Company and BTC, the Company issued options and warrants to certain of the shareholders and employees of BTC for the purchase of 1,134,840 shares of the Company's common stock at prices of $11.35 to $31.04 per share. The warrants expire at various dates from March 31, 1997 to December 21, 1999. The options generally vest over a three year period from the date of grant.

9.         Long-Term Debt:
           ---------------

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

10.        Pro Forma Loss Per Share:
           -------------------------

           Pro forma loss per share has been computed using the number of shares of common stock and common stock equivalents outstanding. The weighted average number of shares used in computing pro forma loss per share was 24,323,081 and 21,923,333 for the three and six month periods ended June 30, 1996, respectively, and 19,523,584 for the three and six month periods ended June 30, 1995. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, shares issued and stock options and warrants granted at prices below the initial public offering price of $27.00 per share during the twelve-month period preceding the date of the Company's initial filing of the Registration Statement related to such initial public offering have been included in the calculation of common stock equivalent shares, using the treasury stock method, as if they were outstanding for all of 1995 and for the three months and six months ended June 30, 1996.

11.        Commitments and Contingencies:
           ------------------------------
           During September 1995, GST Tucson Lightwave, Inc. (Lightwave) was permitted to intervene in litigation originally filed by Brooks Fiber Communications of Tucson, Inc. a wholly-owned subsidiary of BFP (BFC Tucson). Lightwave filed a counterclaim against BFC Tucson, BFP, and Tucson Electric Power Company (TEP) charging BFC Tucson, BFP, and TEP with violations of antitrust laws, all of which stem from an agreement between BFC Tucson and TEP that allowed BFC Tucson exclusive rights, for one year, to utilize certain of TEP's rights-of-way. The original causes of the action have been settled, however, the counterclaim by Lightwave is currently still pending. The Company believes the claim to be without merit and intends to vigorously defend against this action. The Company believes that resolution of the matter will not have a material adverse effect on the financial condition or results of operations of the Company.

12.        Subsequent Event:
           -----------------

           Pursuant to an agreement dated as of June 24, 1996, the Company has agreed, subject to regulatory approvals, to acquire the stock of ALD Communications, Inc. ("ALD"), a switchless reseller of long distance services, and Tenant Network Services, Inc. ("TNS"), a wholly-owned subsidiary of ALD which acts as a shared tenant service provider of telecommunications services, both of which provide their services primarily to customers in the San Francisco, California area.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           The following discussion and analysis should be read in conjunction with the Company's condensed Consolidated Financial Statements and Notes thereto included herewith, and with the Company's Management's Discussion and Analysis of Financial Condition and Results of Operations and audited consolidated financial statements and notes thereto as of and for the year ended December 31, 1995.


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

           The Company's goal is to become the primary full-service provider of competitive local telecommunications services to IXCs and business, government and institutional end-users in selected cities by offering superior products with excellent customer service at prices below those charged by the LECs. The Company currently has systems in 26 cities, consisting of systems in operation in 18 cities and under construction in 8 cities. The Company plans to expand its network operations to have systems in operation or under construction in a total of 30 cities by the end of 1996 and a total of 50 cities by the end of 1998. The

Company has switches installed and in operation in its networks in Sacramento, California and Hartford, Connecticut and, in connection with the Company's recent acquisition of City Signal, Inc., obtained a fully-operational switch serving Grand Rapids, Michigan. The Company has taken delivery of six additional switches for its networks in Springfield, Massachusetts, Providence, Rhode Island, Tucson, Arizona, and Fresno, Bakersfield, and San Jose in California. Subject to regulatory approvals, the Company plans to have switching, frame relay and asynchronous transfer mode ("ATM") based packet transport capabilities in 25 of its operating networks by the end of 1996.

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

           The following table provides selected statistical data for the Company as of the dates indicated:

                                                As of June 30,        Percentage
                                           ----------------------     ----------
                                             1996          1995          Change
                                           --------      --------     ----------

Cities in operation ...................          18            11           64%
Cities under construction .............           8             9          (11%)
Buildings connected ...................         644           143          350%
Route miles ...........................         705           223          216%
Fiber miles ...........................      43,152        14,272          202%
Switches installed ....................           9          --             NM
CLEC lines in service .................       9,226          --             NM
VGE circuits ..........................     243,171        95,568          154%
Number of employees ...................         571           124          360%

Total Assets (dollars in thousands) ...    $633,825      $ 75,969          734%
                                           ========      ========      ========
- ----------
NM - Not meaningful


Results of Operations
- ---------------------

  Three Months Ended June 30, 1996 Compared to Three Months Ended June 30, 1995

  Revenue

           The Company's revenues increased to $8.4 million for the three months ended June 30, 1996 from $3.5 million for the three months ended June 30, 1995, an increase of 141%. Network capacity as reflected in VGEs in service increased to 243,171 VGEs as of June 30, 1996 as compared with 95,568 VGEs as of June 30, 1995. These increases reflect the impact of the Company's acquisition and development activities, including an increase in the number of networks in operation to 18 from 11 in the second quarter of 1995, as well as increased utilization of the Company's network facilities arising from the sales of additional services to current and new customers. A significant contributor to the Company's revenue growth for the second quarter of 1996 relates to the Company's entry into local exchange services in Grand Rapids, Michigan. Local exchange services revenues for the quarter ended June 30, 1996, totaled $1,424,000 as compared to $754,000 for the quarter ended March 31, 1996. The increase in the Company's local exchange services revenues reflects the impact of both rapidly growing revenues in Grand Rapids and a full quarter of local exchange services for the quarter ended June 30, 1996, and two months of operations for the quarter ended March 31, 1996. Grand Rapids' local exchange revenues, based on annualized monthly revenues, increased from $4.7 million based on March 1996 revenues to $6.4 million based on June 1996 revenues.


  Costs and Expenses

           Service costs increased to $3.6 million for the three months ended June 30, 1996 from $1.8 million for the three months ended June 30, 1995. Service costs consist of costs associated directly with the operation of the Company's networks, facilities management services, and consulting and system support activities for third parties including technical salaries and benefits, local and long distance service costs, and rights-of-way fees. Service costs as a percentage of telecommunications services revenues declined to approximately 43% for the three months ended June 30, 1996 as compared to approximately 50% for the three months ended June 30, 1995.

           The Company's selling, general and administrative expenses ("SG&A") for the three months ended June 30, 1996 were $8.7 million, as compared with SG&A expenses of $2.5 million for the three months ended June 30, 1995. The increase was principally due to the increasing number and continued expansion of the Company's competitive access networks, including marketing activities related to the introduction of switched services. There is typically a period of higher SG&A expense and a lag time in the generation of revenues following the acquisition and development of a competitive access network. Management expects SG&A expenses to continue to increase during the remainder of 1996 as the Company continues to expand its networks, services and marketing activities.

           Depreciation and amortization expense increased to $3.2 million for the three months ended June 30, 1996, from $1.0 million for the three months ended June 30, 1995 as a result of the Company's acquisitions and the continued expansion of the Company's networks.


  Interest Income (Expense)

           Interest expense totaling $7.8 million was recorded during the three months ended June 30, 1996, as compared to interest expense of $895,000 for the three months ended June 30, 1995. The primary contributor to the substantial increase in interest expense as compared to the comparable period in the prior year is non-cash interest expense totaling $6.6 million attributable to accretion of the senior discount notes (see "Liquidity and Capital Resources") issued by the Company on February 26, 1996. In addition, capitalized interest of $537,000 was recorded for the quarter ended June 30, 1996, related to network construction projects. For the quarters ended June 30, 1996 and 1995, interest income totaling $4.5 million and $70,000, respectively, was derived from the Company's available cash and cash equivalents and marketable securities.

  Net Loss

           For the reasons stated above, the Company's net loss before minority interest increased to $10.4 million for the quarter ended June 30, 1996, from $2.6 million for the quarter ended June 30, 1995. Minority interests in net losses, representing minority investors' interests in certain of the Company's subsidiaries, totaled $615,000 and $176,000 for the quarters ended June 30, 1996 and 1995, respectively. As a result, the Company's net loss for the quarter ended June 30, 1996 was $9.8 million as compared to a net loss of $2.5 million for the quarter ended June 30, 1995.


  EBITDA

           Earnings before interest, taxes, depreciation and amortization (EBITDA) decreased to ($3.9) million for the three months ended June 30, 1996, from ($797,000) for the three months ended June 30, 1995, a decrease of $3.1 million. The decrease reflects the increasing operating and SG&A expenses noted above resulting from the acquisition, development and expansion of the Company's networks and the introduction of switched services in certain of the Company's markets. EBITDA is a measure commonly used in the telecommunications industry and is presented to assist in an understanding of the Company's operating results and is not intended to represent cash flow or results of operations in accordance with generally accepted accounting principles.

Six Months Ended June 30, 1996 Compared to Six Months Ended June 30, 1995

  Revenue

           The Company's revenues increased to $15.2 million for the six months ended June 30, 1996 from $6.5 million for the six months ended June 30, 1995, an increase of 134%. These increases reflect the impact of the Company's acquisition and development activities as well as increased utilization of the Company's network facilities arising from the sales of additional services to current and new customers. A significant contributor to the Company's revenue growth for the six months ended June 30, 1996 relates to the Company's entry into local exchange services in Grand Rapids, Michigan as a result of the Company's City Signal acquisition. Local exchange services revenues for the six months ended June 30, 1996, totaled $2.2 million.


  Costs and Expenses

           Service costs increased to $6.5 million for the six months ended June 30, 1996 from $3.4 million for the six months ended June 30, 1995. Service costs as a percentage of telecommunications services revenues declined to approximately 43% for the six months ended June 30, 1996 as compared to approximately 52% for the six months ended June 30, 1995.

           The Company's SG&A expenses for the six months ended June 30, 1996 were $15.3 million, as compared with SG&A expenses of $4.8 million for the six months ended June 30, 1995. The increase was principally due to the increasing number and continued expansion of the Company's competitive access networks, including marketing activities related to the introduction of switched services.

           Depreciation and amortization expense increased to $5.6 million for the six months ended June 30, 1996, from $1.8 million for the six months ended June 30, 1995 as a result of the Company's acquisitions and the continued expansion of the Company's networks.


  Interest Income (Expense)

           Interest expense totaling $11.6 million was recorded during the six months ended June 30, 1996, as compared to interest expense of $1.7 million for the six months ended June 30, 1995. The primary contributor to the substantial increase in interest expense as compared to the comparable period in the prior year is non-cash interest expense totaling $9.3 million attributable to accretion of the Company's senior discount notes. In addition, capitalized interest of $546,000 was recorded for the six months ended June 30, 1996. For the six months ended June 30, 1996 and 1995, interest income totaling $6.3 million and $177,000, respectively, was derived from the Company's available cash and cash equivalents and marketable securities.


  Net Loss

           For the reasons stated above, the Company's net loss before minority interest increased to $17.5 million for the six months ended June 30, 1996, from $5.0 million for the six months ended June 30, 1995. Minority interests in net losses, representing minority investors' interests in certain of the Company's subsidiaries, totaled $1.1 million and $318,000 for the six months ended
June 30, 1996 and 1995, respectively. As a result, the Company's net loss for the six months ended June 30, 1996 was $16.4 million as compared to a net loss of $4.7 million for the six months ended June 30, 1995.


  EBITDA

           EBITDA decreased to ($6.6) million for the six months ended June 30, 1996, from ($1.7) million for the six months ended June 30, 1995, a decrease of $4.9 million. The decrease reflects the increasing operating and SG&A expenses noted above resulting from the acquisition, development and expansion of the Company's networks and the introduction of switched services in certain of the Company's markets.


Liquidity and Capital Resources
- -------------------------------

           The Company's total assets increased from $146.6 million as of December 31, 1995 to $633.8 million at June 30, 1996. The Company's current assets of $418.6 million at June 30, 1996, including cash and cash equivalents and marketable securities of $406.4 million, exceeded current liabilities of $15.7 million, providing working capital of $402.9 million. Network and equipment totaled $142.9 million at June 30, 1996 as compared to $50.0 million at December 31, 1995. Other assets, principally goodwill, net of accumulated amortization, increased to $67.3 million at June 30, 1996 from $33.5 million at December 31, 1995, primarily as a result of the Company's acquisitions of both City Signal, Inc. and BTC, and debt issuance costs associated with the Company's recent $250 million gross proceeds senior discount note offering.

           In connection with the City Signal acquisition, the seller received an option to require the Company to repurchase any or all of the 2,240,000 shares of the Company's common stock issued in the City Signal acquisition at a price of $12.50 per share on or before February 1, 1998. In conjunction with the Company's initial public offering (IPO) (see below), the holder of such shares sold ten percent (10%) of such shares. Accordingly, shares subject to redemption total 2,016,000 shares.

           On February 26, 1996, the Company sold $425.0 million aggregate principal amount of 10 7/8% Senior Discount Notes, providing gross proceeds of approximately $250 million, and proceeds net of underwriting fees of approximately $241 million. No cash payments of interest are required on the Senior Discount Notes until September 1, 2001.

           On May 2, 1996, the Company sold 7,385,331 shares of the Company's common stock in its IPO at a price of $27.00 per share. Gross proceeds from this offering totaled approximately $199.4 million and proceeds net of underwriting discounts and advisory fees and expenses totaled approximately $185.2 million.

           In June 1996, the Company and MCImetro Access Transmission Services, Inc. ("MCImetro") entered into an agreement pursuant to which MCImetro has acquired a minority interest in the Company's Sacramento, California network and has made an additional investment in the San Jose joint venture company. In connection with these agreements, MCImetro has made additional cash investments totaling $8.0 million. The agreement gives MCImetro the option (i) to exchange the agreed value of its September 1995 investment in the San Jose network for shares of the Company's common stock based on the September 1995 price of $8.25 per share if exchanged prior to October 24, 1996, or based on a price of $15.50 per share if exchanged thereafter but on or prior to April 24, 1997, and (ii) to exchange the agreed value of its June 1996 investments in both networks for shares of the Company's common stock based on a price of $30.00 per share if exchanged prior to October 24, 1996, or based on a price of $40.00 per share if exchanged thereafter but on or prior to April 24, 1997.

           In June 1996, the Company formed a strategic alliance with World-Net Access, Inc. ("World-Net"), through a $5 million investment in exchange for a 20% fully-diluted interest. World-Net is a privately-held development stage company founded to form a national Internet Service Provider network. The Company intends for both companies to seek ways to work together and provide customer-oriented internet and intranet communications solutions.

           The competitive local telecommunications services business is a capital-intensive business. The Company's operations have required and will continue to require substantial capital investment for (i) the installation of electronics for switched services in the Company's operating networks; (ii) the expansion and improvement of the Company's operating systems, including the installation of capabilities to provide other enhanced services; and (iii) the acquisition, design, construction and development of additional networks. For the six months ended June 30, 1996 and 1995, the Company made expenditures for the acquisition, design, construction and development of systems totaling $63.2 million and $8.4 million, respectively.

           The Company plans to continue to make substantial capital investments in connection with the entry into new markets and the continued development of its existing systems, including the capital required to provide switched and other enhanced services as technology and regulations permit. The Company currently intends to use the net proceeds from the Company's recent equity offering, together with the remaining net proceeds from its 10 7/8% senior discount note offering and minority investments in individual networks, to fund the Company's expansion as well as initial operating losses. The Company currently estimates that it will spend approximately $290 million during 1996 and 1997 to fund the Company's expansion to 30 networks that are expected to be in operation or under construction by the end of 1996, and to fund the installation of switching electronics and other enhanced capabilities in these networks. The Company's strategic plan calls for having systems in operation or under development in a total of 50 cities by the end of 1998, which will require substantial additional capital. The Company expects its expansion into additional cities will be accomplished by the acquisition of existing networks as well as the construction of new networks. The Company will continue to evaluate additional revenue opportunities in its existing markets and, as such opportunities may develop, the Company may determine to make additional capital investments in its networks that may be required to pursue such opportunities, such as costs required to extend a network or install additional electronics to meet customer requirements. Due to the number and variability of the factors which could affect the amount of capital that will be required for such purposes, the Company cannot provide a reasonable estimate of such additional capital needs. For example, the size of a particular network to be developed or acquired and the types of electronics installed can impact significantly the amount of capital required. Similarly, the potential cost of acquiring additional networks is not determinable, and it is possible that the Company could acquire existing networks using a variety of financing alternatives. The Company expects to meet such additional capital needs with the proceeds from its recent equity offering, the proceeds from existing and future credit facilities and other borrowings, and the proceeds from sales of additional equity securities and joint ventures. The Company's expectations of required future capital expenditures are based on the Company's current estimates and the current state and federal regulatory environment. There can be no assurance that actual expenditures will not be significantly higher or lower. In addition, there can be no assurance that the Company will be able to raise or generate sufficient funds to enable it to meet its strategic objectives or that such funds, if available at all, will be available on a timely basis or on terms that are acceptable to the Company.


Information Regarding Forward-Looking Statements
- ------------------------------------------------

           The statements contained in this report which are not historical facts are forward-looking statements that involve risks and uncertainties. Management wishes to caution the reader that these forward-looking statements, such as the Company's plans to have systems in operation or under construction in a total of 30 cities by the end of 1996 and 50 cities by the end of 1998 and its expectations for the installation of switches serving 25 of its markets by the end of 1996, are only predictions; actual events or results may differ materially as a result of risks facing the Company. Such risks include, but are not limited to, the Company's ability to successfully market its services to current and new customers, access markets, identify, finance and complete suitable acquisitions, design fiber optic backbone routes, install cable and facilities, including switching, and obtain rights-of-way, building access rights and any required governmental authorizations, franchises and permits, all in a timely manner, at reasonable costs and on satisfactory terms and conditions, as well as favorable regulatory, legislative and judicial developments.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

(a)        Exhibit No.                                                Sequential
     (Reference to Item 601(b)                                           Page
        of Regulation S-K)                  Description                 Number
     -------------------------  ------------------------------------  ----------

               11               Statement regarding Computation           30
                                of Per Share Earnings

               27               Financial Data Schedule                   31
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

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        BROOKS FIBER PROPERTIES, INC.
                                                   (Registrant)

Date:  August 9, 1996                   By /s/ James C. Allen
                                           -------------------------------------
                                           James C. Allen
                                           (Chief Executive Officer)

Date:  August 9, 1996                   By /s/ David L. Solomon
                                           -------------------------------------
                                           David L. Solomon
                                           (Principal Financial Officer)

                                  EXHIBIT INDEX

Exhibit                                                              Sequential
Number                          Description                          Page Number
- -------  ----------------------------------------------------------  -----------

11       Computation of Earnings Per Share                               30

27       Financial Data Schedule                                         31
         (furnished to the Securities and Exchange Commission for Electronic Data Gathering, Analysis, and Retrieval {EDGAR} purposes only)