Form 10-Q
period 1996-09-30
BROOKS FIBER PROPERTIES INC
filed 1996-11-01
CIK 915509

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)
|X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
                               ----------    ----------

                         Commission file number 0-28036

                          BROOKS FIBER PROPERTIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                                    DELAWARE
--------------------------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   43-1656187
--------------------------------------------------------------------------------
                      (I.R.S. Employer Identification No.)

425 Woods Mill Road South, Suite 300, St. Louis, Missouri               63017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Shares of Voting Common Stock outstanding at September 30, 1996: 28,461,890 par value $.01.

                          Exhibit Index is on page 27.

                 BROOKS FIBER PROPERTIES, INC. AND SUBSIDIARIES

                         PART I - Financial Information

                                                                        Page No.

Item 1. Financial Statements

        Consolidated Balance Sheets as of September 30, 1996 and
        December 31, 1995 ............................................         3

        Consolidated Statements of Operations for the Three
        Months and Nine Months Ended September 30, 1996 and 1995 .....         4

        Consolidated Statement of Changes in Shareholders'
        Equity for the Nine Months Ended September 30, 1996 ..........         5

        Consolidated Statements of Cash Flow for the
        Nine Months Ended September 30, 1996 and 1995 ................         6

        Notes to Consolidated Financial Statements ...................    7 - 13

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations ................   14 - 24


                           Part II - Other Information

Item 6. Exhibit(s) and Reports on Form 8-K ...........................        25

Signatures ...........................................................        26

                                               BROOKS FIBER PROPERTIES, INC.
                                                Consolidated Balance Sheets
                                                                                  September 30, 1996    December 31, 1995
                                                                                  ------------------    ------------------
                                                                                      (Unaudited)
                                     ASSETS

CURRENT ASSETS:
     Cash and cash equivalents ................................................   $      203,034,000    $       59,913,000
     Marketable securities ....................................................          126,634,000                  --
     Accounts receivable, net .................................................           10,349,000             2,003,000
     Other current assets .....................................................            6,639,000             1,183,000
                                                                                  ------------------    ------------------
              Total current assets ............................................          346,656,000            63,099,000

NETWORKS AND EQUIPMENT, net ...................................................          210,874,000            50,042,000

INVESTMENT IN MINORITY-OWNED VENTURE ..........................................            5,000,000                  --

OTHER ASSETS, net .............................................................           74,820,000            33,469,000
                                                                                  ------------------    ------------------
                                                                                  $      637,350,000    $      146,610,000
                                                                                  ==================    ==================

                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable and accrued liabilities .................................   $       21,390,000    $        5,186,000
                                                                                  ------------------    ------------------
              Total current liabilities .......................................           21,390,000             5,186,000
                                                                                  ------------------    ------------------

LONG-TERM DEBT ................................................................          314,440,000            43,977,000

MINORITY INTERESTS ............................................................           10,761,000             3,992,000

COMMON STOCK, subject to redemption, $.01 par value,
     2,016,000 and 0 shares issued and outstanding ............................           25,200,000                  --

SHAREHOLDERS' EQUITY:
     Preferred stock, 1,040,012 shares authorized:
         Convertible preferred stock, Series A-1, $.01 par value;
           0 and 396,000 shares issued and outstanding ........................                 --              39,600,000
         Convertible preferred stock, Series A-2, $.01 par value;
           0 and 419,705 shares issued and outstanding ........................                 --              65,596,000
         Convertible preferred stock, Series B-1, $.01 par value;
           0 and 12,000 shares issued and outstanding .........................                 --               1,200,000
         Convertible preferred stock, Series B-2, $.01 par value;
           4,545 shares authorized; 0 and 4,545 shares
           issued and outstanding .............................................                 --                 711,000
     Common stock, $.01 par value, 50,000,000 shares authorized,
       26,445,890 and 1,162,800 shares issued and outstanding .................              264,000                12,000
     Additional paid-in capital ...............................................          305,715,000                  --
     Accumulated deficit ......................................................          (40,420,000)          (13,664,000)
                                                                                  ------------------    ------------------
              Total shareholders' equity ......................................          265,559,000            93,455,000
                                                                                  ------------------    ------------------
                                                                                  $      637,350,000    $      146,610,000
                                                                                  ==================    ==================

See accompanying notes to consolidated financial statements.

                                                    BROOKS FIBER PROPERTIES, INC.
                                                Consolidated Statements of Operations
                                                             (Unaudited)
                                                            Three Months Ended September 30       Nine Months Ended September 30
                                                           ----------------------------------   -----------------------------------
                                                                 1996               1995               1996               1995
                                                           ---------------    ---------------    ---------------    ---------------

Revenues ...............................................   $    12,943,000    $     3,797,000    $    28,147,000    $    10,309,000

Expenses:
    Service costs ......................................         6,125,000          1,831,000         12,585,000          5,248,000
    Selling, general & administrative expenses .........        10,158,000          3,027,000         25,504,000          7,818,000
    Depreciation and amortization ......................         4,265,000          1,120,000          9,859,000          2,873,000
                                                           ---------------    ---------------    ---------------    ---------------
                                                                20,548,000          5,978,000         47,948,000         15,939,000
                                                           ---------------    ---------------    ---------------    ---------------
         Loss from operations ..........................        (7,605,000)        (2,181,000)       (19,801,000)        (5,630,000)

Other income (expense):
    Interest income ....................................         4,816,000            569,000         11,074,000            746,000
    Interest expense ...................................        (7,653,000)          (965,000)       (19,250,000)        (2,679,000)
                                                           ---------------    ---------------    ---------------    ---------------
         Loss before minority interests ................       (10,442,000)        (2,577,000)       (27,977,000)        (7,563,000)

Minority interests in share of loss ....................           451,000            271,000          1,590,000            589,000
                                                           ---------------    ---------------    ---------------    ---------------
         Net loss ......................................   $    (9,991,000)   $    (2,306,000)   $   (26,387,000)   $    (6,974,000)
                                                           ===============    ===============    ===============    ===============

Pro forma loss per common and common
    equivalent share ...................................   $         (0.35)   $         (0.12)   $         (1.10)   $         (0.36)
                                                           ===============    ===============    ===============    ===============

Pro forma weighted average number of
    shares outstanding .................................        28,368,352         19,523,584         24,071,672         19,523,584
                                                           ===============    ===============    ===============    ===============

See accompanying notes to consolidated financial statements.

                                                    BROOKS FIBER PROPERTIES, INC.

                                     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                               FOR THE PERIOD ENDED SEPTEMBER 30, 1996
                                                             (Unaudited)
                                                                                 Convertible Preferred Stock
                                                           ------------------------------------------------------------------------
                                                                      Series A-1                             Series A-2
                                                           ----------------------------------    ----------------------------------
                                                                Shares             Amount             Shares             Amount
                                                           ---------------    ---------------    ---------------    ---------------

Balance, January 1, 1996 ...............................           396,000    $    39,600,000            419,705    $    65,596,000

Merger with BTC
   - issuance of common stock ..........................              --                 --                 --                 --
   - conversion of preferred stock
     to common stock ...................................            (6,350)          (635,000)            (6,061)        (1,000,000)

Issuance of Series A-2 Preferred Stock .................              --                 --                6,060            997,000
Preferred Stock Warrants Exercised .....................             9,940            109,000               --                 --

Initial Public Offering
   - issuance of common stock ..........................              --                 --                 --                 --
   - common stock, subject to redemption,
     exchanged for common stock ........................              --                 --                 --                 --
   - conversion of preferred stock
     to common stock ...................................          (399,590)       (39,074,000)          (419,704)       (65,593,000)

Common Stock Options Exercised .........................              --                 --                 --                 --

Common Stock Warrants Exercised.........................

Conversion of minority interest in
subsidiary to common stock .............................              --                 --                 --                 --
Net Loss ...............................................              --                 --                 --                 --
                                                           ---------------    ---------------    ---------------    ---------------
Balance, September 30, 1996 ............................              --      $          --                 --      $          --
                                                           ===============    ===============    ===============    ===============
                                                                                Convertible Preferred Stock
                                                           ------------------------------------------------------------------------
                                                                       Series B-1                            Series B-2
                                                           ----------------------------------    ----------------------------------
                                                                Shares             Amount             Shares             Amount
                                                           ---------------    ---------------    ---------------    ---------------

Balance, January 1, 1996 ...............................            12,000    $     1,200,000              4,545    $       711,000

Merger with BTC
   - issuance of common stock ..........................              --                 --                 --                 --
   - conversion of preferred stock
     to common stock ...................................              --                 --                 --                 --

Issuance of Series A-2 Preferred Stock .................              --                 --                 --                 --

Preferred Stock Warrants Exercised .....................              --                 --                 --                 --

Initial Public Offering
   - issuance of common stock ..........................              --                 --                 --                 --
   - common stock, subject to redemption,
     exchanged for common stock ........................              --                 --                 --                 --
   - conversion of preferred stock
     to common stock ...................................           (12,000)        (1,200,000)            (4,545)          (711,000)

Common Stock Options Exercised .........................              --                 --                 --                 --

Common Stock Warrants Exercised ........................

Conversion of minority interest in
subsidiary to common stock .............................              --                 --                 --                 --

Net Loss ...............................................              --                 --                 --                 --
                                                           ---------------    ---------------    ---------------    ---------------
Balance, September 30, 1996                                           --      $          --                 --      $          --
                                                           ===============    ===============    ===============    ===============

                                                                                                                         Total
                                            ---------------------------------     Additional       Accumulated       Shareholders'
                                                 Shares            Amount       Paid-In Capital       Deficit            Equity
                                            ---------------   ---------------   ---------------   ---------------   ---------------

Balance, January 1, 1996 ................         1,162,800   $        12,000   $          --     $   (13,664,000)  $    93,455,000

Merger with BTC
   - issuance of common stock ...........           756,340             8,000         9,447,000              --           9,455,000
   - conversion of preferred stock
     to common stock ....................           248,220             2,000         1,633,000              --                --

Issuance of Series A-2 Preferred Stock ..              --                --                --                --             997,000

Preferred Stock Warrants Exercised ......              --                --                --                --             109,000

Initial Public Offering
   - issuance of common stock ...........         7,385,331            74,000       185,119,000              --         185,193,000
   - common stock, subject to redemption,
     exchanged for common stock .........           224,000             2,000         2,798,000              --           2,800,000
   - conversion of preferred stock
     to common stock ....................        16,527,920           165,000       106,413,000              --                --

Common Stock Options Exercised ..........            40,492              --             192,000              --             192,000

Common Stock Warrants Exercised..........            91,898             1,000           113,000                             114,000

Conversion of minority interest in
subsidiary to common stock ..............             8,889              --                --            (369,000)         (369,000)

Net Loss ................................              --                --                --         (26,387,000)      (26,387,000)
                                            ---------------   ---------------   ---------------   ---------------   ---------------
Balance, September 30, 1996 .............        26,445,890   $       264,000   $   305,715,000   $   (40,420,000)  $   265,559,000
                                            ===============   ===============   ===============   ===============   ===============

See accompanying notes to consolidated financial statements.

                                                    BROOKS FIBER PROPERTIES, INC.
                                                Consolidated Statements of Cash Flows
                                                             (Unaudited)
                                                                                                   Nine Months Ended September 30
                                                                                                 -----------------------------------
                                                                                                       1996               1995
                                                                                                 ----------------   ----------------
Cash flows from operating activities:
    Net loss .................................................................................   $   (26,387,000)   $    (6,974,000)
    Adjustments to reconcile net loss to net cash used in
      operating activities:
        Depreciation and amortization ........................................................         9,859,000          2,873,000
        Non-cash interest expense ............................................................        19,026,000          2,656,000
        Minority interests ...................................................................        (1,590,000)          (589,000)
        Changes in assets and liabilities, net of effects from acquisitions:
           Accounts receivable ...............................................................        (5,578,000)          (212,000)
           Accounts payable and accrued expenses .............................................          (147,000)         1,247,000
           Other, net ........................................................................        (3,674,000)            (1,000)
                                                                                                 ---------------    ---------------
               Net cash used in operating activities .........................................        (8,491,000)        (1,000,000)
                                                                                                 ---------------    ---------------

Cash flows from investing activities:
    Purchase of networks and equipment .......................................................      (134,348,000)       (15,240,000)
    Purchase of marketable securities ........................................................      (250,123,000)              --
    Maturity of marketable securities ........................................................       122,994,000               --
    Additions to other assets ................................................................        (9,353,000)        (1,871,000)
    Acquisitions of businesses, net of cash acquired .........................................        (2,705,000)       (13,941,000)
    Investment in minority-owned venture .....................................................        (5,000,000)              --
                                                                                                 ---------------    ---------------
               Net cash used in investing activities .........................................      (278,535,000)       (31,052,000)
                                                                                                 ---------------    ---------------

Cash flows from financing activities:
    Issuance of common stock .................................................................       185,500,000               --
    Issuance of preferred stock and subscriptions
      receivable payments, net ...............................................................         1,106,000         84,170,000
    Proceeds from minority interests .........................................................         7,991,000          4,088,000
    Proceeds from long-term debt, net ........................................................       238,926,000          5,682,000
    Repayment of long-term debt and capital leases ...........................................        (3,376,000)              --
                                                                                                 ---------------    ---------------
               Net cash provided by financing activities .....................................       430,147,000         93,940,000
                                                                                                 ---------------    ---------------
               Net increase in cash ..........................................................       143,121,000         61,888,000

Cash, beginning of period ....................................................................        59,913,000          8,795,000
                                                                                                 ---------------    ---------------
Cash, end of period ..........................................................................   $   203,034,000    $    70,683,000
                                                                                                 ===============    ===============
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest .................................................   $       221,000    $       130,000
                                                                                                 ===============    ===============

See accompanying notes to consolidated financial statements.

                          BROOKS FIBER PROPERTIES, INC.

                   Notes to Consolidated Financial Statements


1.      Basis of Presentation
        ---------------------

        The consolidated balance sheet of Brooks Fiber Properties, Inc. ("BFP" or the "Company") at December 31, 1995 was obtained from the Company's audited balance sheet as of that date. All other financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Operating results for the three months and nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. The Company's accounting policies and certain other disclosures are set forth in the notes to the Company's audited consolidated financial statements as of and for the year ended
        December 31, 1995.

2.      Cash and Cash Equivalents
        -------------------------

        For the purpose of reporting cash flows, cash and cash equivalents consist primarily of cash on hand and highly liquid securities with insignificant interest-rate risk and original maturities of three months or less at date of acquisition.

3.      Marketable Securities
        ---------------------

        Marketable securities consist of treasury bills and notes, commercial paper, and repurchase agreements with maturities beyond three months but less than twelve months. Marketable securities are stated at cost, adjusted for discount accretion and premium amortization. The securities in the Company's portfolio are classified as "held to maturity" as management has the intent and ability to hold those securities to maturity.

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

        Effective July 1, 1996, the Company acquired 100% of the stock of ALD Communications, Inc. ("ALD"), a switchless reseller of long distance services, and Tenant Network Services, Inc. ("TNS"), a wholly-owned subsidiary of ALD which acts as a shared tenant service provider of telecommunications services, both of which provide their services primarily to customers in the San Francisco, California area.

        Effective September 1, 1996, the Company acquired 100% of the stock of Bittel Telecommunications Corporation ("Bittel"), a switch-based reseller of long distance services, with such services provided primarily to customers in the San Francisco and Los Angeles, California areas.

        The above acquisitions were accounted for using the purchase method of accounting and, accordingly, the results of operations of the acquired companies have been included in the Company's consolidated financial statements since the effective dates of acquisition. The aggregate purchase price for these acquisitions was allocated based on fair values as follows:

               Fair value of tangible assets acquired      $  41,683,985
               Fair value of intangible assets acquired       35,820,751
               Liabilities assumed                           (37,345,272)
                                                           -------------
                      Purchase price, net of cash acquired $  40,159,464
                                                           =============

        In June 1996, the Company and MCImetro Access Transmission Services, Inc. ("MCImetro") entered into an agreement pursuant to which MCImetro has acquired a 15% interest in the Company's Sacramento, California network for $4.5 million, and has invested an additional $3.5 million in the Company's San Jose joint venture company. In accordance with the provisions of the agreements between the Company and MCImetro, on October 10, 1996, MCImetro exchanged the agreed value of these investments for approximately 3.2% of the Company's common stock.

        In June 1996, the Company formed a strategic alliance with World-Net Access, Inc., ("World-Net") through a $5 million investment in exchange for a 20 percent fully-diluted interest in World-Net. The investment in World-Net is classified as Investment in Minority-Owned Venture on the Company's consolidated balance sheet. World-Net is a privately-held, development stage company founded to form a national Internet Service

        Provider network. (See Note 11 for discussion of an additional commitment to World- Net.)

5.      Networks and Equipment, Net
        ---------------------------

        Networks and equipment consist of the following:

                                                   September 30    December 31
                                                       1996            1995
                                                  -------------   -------------

        Telecommunications networks               $  85,748,000   $  30,158,000
        Electronic and related equipment             98,141,000      20,174,000
        Office equipment and furniture               17,302,000       2,435,000
        Land and buildings                           12,668,000               -
        Leasehold improvements                        4,013,000         232,000
        Transportation equipment                      4,034,000         173,000
                                                  -------------   -------------
                                                    221,906,000      53,172,000
        Less accumulated depreciation                11,032,000       3,130,000
                                                  -------------   -------------
                                                  $ 210,874,000   $  50,042,000
                                                  =============   =============

        As of September 30, 1996 and December 31, 1995, networks and equipment include $33,455,000 and $4,469,000, respectively, of networks in progress that are not in service and, accordingly, have not been depreciated. In addition, for the nine months ended September 30, 1996, interest totaling $1,243,000 has been capitalized in connection with the Company's construction activities. There was no interest capitalized for the twelve-month period ended December 31, 1995.

6.      Other Assets, Net
        -----------------

        Other assets consist of the following:

                                                   September 30    December 31
                                                       1996            1995
                                                  -------------   -------------

        Goodwill                                   $ 51,925,000    $ 29,129,000
        Debt issuance costs and interest rate
            cap arrangements                         13,744,000       3,070,000
        Organization, development, rights-of-way,
            pre-operating costs, and other           13,347,000       2,922,000
                                                  -------------   -------------
                                                     79,016,000      35,121,000
        Less accumulated amortization                 4,196,000       1,652,000
                                                  -------------   -------------
                                                   $ 74,820,000    $ 33,469,000
                                                  =============   =============

7.      Shareholders' Equity
        --------------------

        Effective January 2, 1996, the Company's Board of Directors authorized a 20-for-1 split for each share of common stock and adjusted all outstanding common stock options and warrants accordingly. All share data presented within the consolidated financial statements have been revised to reflect the 20-for-1 stock split.

        On May 2, 1996, the Company completed its initial public offering ("IPO") of 7,385,331 shares of common stock at a price of $27.00 per share, for gross proceeds of approximately $199.4 million and proceeds net of underwriting discounts, advisory fees and expenses of approximately $185.2 million.

8.      Stock Options and Warrants
        --------------------------

        The Company's 1993 Stock Option Plan (the "Plan") authorizes the granting of options and stock appreciation rights covering up to 3,400,000 shares of common stock. The options generally vest over a period of three years from the date of grant.

        Stock option activity for the Plan for the nine months ended September 30, 1996 is as follows:

                                                Number           Price per Share
                                           ---------------       ---------------
        Balance, December 31, 1995             1,651,660           $4.00 - $6.60
               Granted                         1,226,000         $12.50 - $33.75
               Exercised                          40,492           $4.00 - $6.60
               Canceled                          144,000          $6.00 - $12.50
                                           ---------------       ---------------
        Balance, September 30, 1996            2,693,168          $4.00 - $33.75
                                           ===============       ===============

        Also, in connection with the Agreement and Plan of Merger between the Company and BTC, the Company issued options and warrants to certain of the shareholders and employees of BTC for the purchase of 1,134,840 shares of the Company's common stock at prices of $11.35 to $31.04 per share. The warrants expire at various dates from March 31, 1997 to December 21, 1999. The options generally vest over a three-year period from the date of grant.

9.      Long-Term Debt
        --------------

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

10.     Pro Forma Loss Per Share
        ------------------------

        Pro forma loss per share has been computed using the number of shares of common stock and common stock equivalents outstanding. The weighted average number of shares used in computing pro forma loss per share was 28,368,352 and 24,071,672 for the three and nine month periods ended September 30, 1996, respectively, and 19,523,584 for the three and nine month periods ended September 30, 1995. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, shares issued and stock options and warrants granted at prices below the initial public offering price of $27.00 per share during the twelve-month period preceding the date of the Company's initial filing of the Registration Statement related to such initial public offering have been included in the calculation of common stock equivalent shares for the nine months ended September 30, 1996, using the treasury stock method, as if they were outstanding for all of 1995 and for the entire six month period ended June 30, 1996. For the three months ended September 30, 1996, the weighted average number of shares was based on common stock outstanding and does not include common stock equivalents as their inclusion would be anti-dilutive.

11.     Commitments and Contingencies
        -----------------------------

        During September 1995, GST Tucson Lightwave, Inc. ("Lightwave") was permitted to intervene in litigation originally filed by Brooks Fiber Communications of Tucson, Inc. a wholly-owned subsidiary of BFP ("BFC Tucson"). Lightwave filed a counterclaim against BFC Tucson, BFP, and Tucson Electric Power Company ("TEP") charging BFC Tucson, BFP, and TEP with violations of antitrust laws, all of which stem from an agreement between BFC Tucson and TEP that allowed BFC Tucson exclusive rights, for one year, to utilize certain of TEP's rights-of-way. The original causes of the action have been settled, however, the counterclaim by Lightwave is currently still pending. The Company believes the claim to be without merit and intends to vigorously defend against this action. The Company believes that resolution of the matter will not have a material adverse effect on the financial condition or results of operations of the Company.

        Subsequent to September 30, 1996, the Company committed an additional $15 million to World-Net (see Note 4), which would increase the Company's fully-diluted interest to 25.5% from its present 20%. It is possible that the Company may commit additional funds to World-Net in furtherance of this strategic alliance.

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


Overview
--------

        The Company is a leading full-service provider of competitive local telecommunications services in selected markets in the United States. The Company acquires and constructs its own state-of-the-art fiber optic networks and facilities and leases network capacity from others to provide interexchange carriers ("IXCs"), Internet service providers ("ISPs"), wireless carriers and business, government and institutional end users with an alternative to the incumbent local exchange carriers ("ILECs") for a broad array of high quality voice, data, video transport and other telecommunications services.

        The Company's goal is to become the primary full-service provider of competitive local telecommunications services to IXCs, ISPs, wireless carriers and business, government and institutional end-users in selected cities by offering superior products with excellent customer service at prices below those charged by the ILECs. The Company currently has systems in 30 cities, consisting of systems in operation in 22 cities and under construction in 8 cities. The Company plans to expand its network operations to have systems in operation or under construction in a total of 50 cities by the end of 1998. The Company has a total of 17 digital telephone switches installed in its networks, of which nine are in operation. The Company expects to have switches deployed to offer local dial tone, switched access termination and origination services, centrex, and desktop products in substantially all of its operating networks by the end of 1996, and in all of its operating networks by the second quarter of 1997. The Company is also adding capabilities to provide enhanced services such as high speed video conferencing, frame relay and ATM-based packet transport services, and internet access products, and it expects to offer all of such services in all of its operating networks by the end of 1997.

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

        Also, effective in July 1996 the Company completed the acquisition of ALD Communications, Inc. ("ALD"), a switchless reseller of long distance services and provider of shared tenant services in the Bay area of San Francisco, and effective in September 1996 completed the acquisition of Bittel Telecommunications Corporation ("Bittel"), a switch-based reseller of long distance services in Los Angeles and the San Francisco Bay area.

        The following table provides selected statistical and financial data for the Company as of the dates indicated:

                                              As of September 30,
                                             ----------------------  Percentage
                                                1996        1995        Change
                                             ----------  ----------  -----------

Cities in operation .......................          22          11         100%
Cities under construction .................           8           9         -11%
Buildings connected - on-net ..............         734         190         286%
Buildings connected - off-net .............         913          37          NM
Route miles ...............................         787         234         236%
Fiber miles ...............................      50,572      14,414         251%
Switches installed ........................          17        --            NM
CLEC lines in service .....................      13,107        --            NM
VGE circuits ..............................     358,640     108,841         230%
Number of employees .......................         711         136         423%
Total Assets
(dollars in thousands) ....................  $  637,350  $  143,210         345%
                                             ==========  ==========  ==========
---------------

NM - Not meaningful


Results of Operations
---------------------

  Three Months Ended September 30, 1996 Compared to
  Three Months Ended September 30, 1995

     Revenue

        The Company's revenues increased to $12.9 million for the three months ended September 30, 1996 from $3.8 million for the three months ended September 30, 1995, an increase of 241%. Network capacity as reflected in VGEs in service increased to 358,640 VGEs as of September 30, 1996 as compared with 108,841 VGEs as of September 30, 1995. These increases reflect the impact of the Company's acquisition and development activities, including an increase in the number of networks in operation to 22 from 11 in the third quarter of 1995, as well as increased utilization of the Company's network facilities arising from the sales of additional services to current and new customers. A significant contributor to the Company's revenue growth for the third quarter of 1996 relates to the Company's entry into local exchange services in Grand Rapids, Michigan. Annualized monthly local exchange services revenues increased from $6.4 million based on June 1996 revenues to $10.2 million based on September 1996 revenues, as a result of rapidly growing revenues in Grand Rapids. Local exchange services revenues for the quarter ended September 30, 1996, totaled $2.2 million as compared to $1.4 million for the quarter ended June 30, 1996.

     Costs and Expenses

        Service costs increased to $6.1 million for the three months ended September 30, 1996 from $1.8 million for the three months ended September 30, 1995. The increase was due primarily to the increasing costs associated with the Company's rapidly growing local exchange services in Grand Rapids and its expanding resale operations. Service costs consist of costs associated directly with the operation of the Company's networks, facilities management services, and consulting and system support activities for third parties including local and long distance service costs, technical salaries and benefits, and rights-of-way fees.

        The Company's selling, general and administrative expenses ("SG&A") for the three months ended September 30, 1996 were $10.2 million, as compared with SG&A expenses of $3.0 million for the three months ended September 30, 1995. The increase was principally due to the increasing number and continued expansion of the Company's competitive access networks, including added personnel costs and marketing activities related to the introduction of switched services. There is typically a period of higher SG&A expense and a lag time in the generation of revenues following the acquisition and development of a competitive access network. Management expects SG&A expenses to continue to increase during the remainder of 1996 as the Company continues to expand its networks, services and marketing activities.

        Depreciation and amortization expense increased to $4.3 million for the three months ended September 30, 1996, from $1.1 million for the three months ended September 30, 1995 as a result of the Company's acquisitions and the continued expansion of the Company's networks.


     Interest Income (Expense)

        Interest expense totaling $7.7 million was recorded during the three months ended September 30, 1996, as compared to interest expense of $965,000 for the three months ended September 30, 1995. The primary contributor to the substantial increase in interest expense as compared to the comparable period in the prior year is non-cash interest expense totaling $6.4 million attributable to accretion of the 10 7/8% senior discount notes (see "Liquidity and Capital

Resources") issued by the Company on February 26, 1996. In addition, capitalized interest of $802,000 was recorded for the quarter ended September 30, 1996, related to network construction projects. For the quarters ended September 30, 1996 and 1995, interest income totaling $4.8 million and $569,000, respectively, was derived from the Company's available cash and cash equivalents and marketable securities.


     Net Loss

        For the reasons stated above, the Company's net loss before minority interest increased to $10.4 million for the quarter ended September 30, 1996, from $2.6 million for the quarter ended September 30, 1995. Minority interests in net losses, representing minority investors' interests in certain of the Company's subsidiaries, totaled $451,000 and $271,000 for the quarters ended September 30, 1996 and 1995, respectively. As a result, the Company's net loss for the quarter ended September 30, 1996 was $10.0 million as compared to a net loss of $2.3 million for the quarter ended September 30, 1995.


     EBITDA

        Earnings before interest, taxes, depreciation, amortization and minority interest (EBITDA) decreased to ($3.3) million for the three months ended September 30, 1996, from ($1.1) million for the three months ended September 30, 1995, a decrease of $2.2 million. The decrease reflects the increasing operating and SG&A expenses noted above resulting from the acquisition, development and expansion of the Company's networks in order to pursue the opportunities provided by offering the full array of local exchange services. EBITDA is a measure commonly used in the telecommunications industry and is presented to assist in an understanding of the Company's operating results and is not intended to represent cash flow or results of operations in accordance with generally accepted accounting principles.

  Nine Months Ended September 30, 1996 Compared to
  Nine Months Ended September 30, 1995

     Revenue

        The Company's revenues increased to $28.1 million for the nine months ended September 30, 1996 from $10.3 million for the nine months ended September 30, 1995, an increase of 173%. These increases reflect the impact of the Company's acquisition and development activities as well as increased utilization of the Company's network facilities arising from the sales of additional services to current and new customers. A significant contributor to the Company's revenue growth for the nine months ended September 30, 1996 relates to the Company's entry into local exchange services in Grand Rapids, Michigan as a result of the Company's City Signal acquisition. Local exchange services revenues for the nine months ended September 30, 1996, totaled $4.4 million.


     Costs and Expenses

        Service costs increased to $12.6 million for the nine months ended September 30, 1996 from $5.2 million for the nine months ended September 30, 1995. Service costs as a percentage of telecommunications services revenues declined to approximately 45% for the nine months ended September 30, 1996 as compared to approximately 51% for the nine months ended September 30, 1995.

        The Company's SG&A expenses for the nine months ended September 30, 1996 were $25.5 million, as compared with SG&A expenses of $7.8 million for the nine months ended September 30, 1995. The increase was principally due to the increasing number and continued expansion of the Company's competitive access networks, including added personnel costs and marketing activities related to the introduction of switched services.

        Depreciation and amortization expense increased to $9.9 million for the nine months ended September 30, 1996, from $2.9 million for the nine months ended September 30, 1995 as a result of the Company's acquisitions and the continued expansion of the Company's networks.

     Interest Income (Expense)

        Interest expense totaling $19.3 million was recorded during the nine months ended September 30, 1996, as compared to interest expense of $2.8 million for the nine months ended September 30, 1995. The primary contributor to the substantial increase in interest expense as compared to the comparable period in the prior year is non-cash interest expense totaling $15.6 million attributable to accretion of the Company's 10 7/8% senior discount notes offering. In addition, capitalized interest of $1.3 million was recorded for the nine months ended September 30, 1996, related to network construction projects. For the nine months ended September 30, 1996 and 1995, interest income totaling $11.1 million and $746,000, respectively, was derived from the Company's available cash and cash equivalents and marketable securities.


     Net Loss

        For the reasons stated above, the Company's net loss before minority interest increased to $28.0 million for the nine months ended September 30, 1996, from $7.6 million for the nine months ended September 30, 1995. Minority interests in net losses, representing minority investors' interests in certain of the Company's subsidiaries, totaled $1.6 million and $589,000 for the nine months ended September 30, 1996 and 1995, respectively. As a result, the Company's net loss for the nine months ended September 30, 1996 was $26.4 million as compared to a net loss of $7.0 million for the nine months ended September 30, 1995.


     EBITDA

        EBITDA decreased to ($9.9) million for the nine months ended
September 30, 1996, from ($2.8) million for the nine months ended September 30, 1995, a decrease of $7.1 million. The decrease reflects the increasing operating and SG&A expenses noted above resulting from the acquisition, development and expansion of the Company's networks in order to pursue the opportunities provided by offering the full array of local exchange services.


Liquidity and Capital Resources
-------------------------------

        The Company's total assets increased from $146.6 million as of December 31, 1995 to $637.4 million at September 30, 1996. The Company's current assets of $346.7 million at

September 30, 1996, including cash and cash equivalents and marketable securities of $329.7 million, exceeded current liabilities of $21.4 million, providing working capital of $325.3 million. Network and equipment totaled $222.0 million at September 30, 1996 as compared to $53.2 million at December 31, 1995. Other assets, principally goodwill, net of accumulated amortization, increased to $74.8 million at September 30, 1996 from $33.5 million at December 31, 1995, primarily as a result of the Company's acquisitions of City Signal, Inc., BTC and ALD, and debt issuance costs associated with the Company's 10 7/8% senior discount note offering.

        In connection with the City Signal acquisition, the seller received an option to require the Company to repurchase any or all of the 2,240,000 shares of the Company's common stock issued in the City Signal acquisition at a price of $12.50 per share on or before February 1, 1998. In conjunction with the Company's IPO (see below), the holder of such shares sold ten percent (10%) of such shares. Accordingly, shares subject to redemption total 2,016,000 shares.

        On February 26, 1996, the Company sold $425.0 million aggregate principal amount of 10 7/8% Senior Discount Notes, providing gross proceeds of approximately $250 million, and proceeds net of underwriting fees of approximately $241 million. No cash payments of interest are required on the Senior Discount Notes until September 1, 2001.

        On May 2, 1996, the Company sold 7,385,331 shares of the Company's common stock in an initial public offering (IPO) at a price of $27.00 per share. Gross proceeds from this offering totaled approximately $199.4 million and proceeds net of underwriting discounts and advisory fees and expenses totaled approximately $185.2 million.

        In June 1996, the Company and MCImetro Access Transmission Services, Inc. ("MCImetro") entered into an agreement pursuant to which MCImetro has acquired a minority interest in the Company's Sacramento, California network and has made an additional investment in the San Jose joint venture company. In connection with these agreements, MCImetro has made additional cash investments totaling $8.0 million. In accordance with the provisions of the agreements between the Company and MCImetro, on October 10, 1996, MCImetro exchanged the agreed value of these investments for approximately 3.2% of the Company's common stock.

        The Company has formed a strategic alliance with World-Net Access, Inc. ("World-Net"), and has committed a total of $20 million for a 25.5% fully-diluted interest In World-Net and it is possible that the Company may commit additional funds to World-Net in furtherance of its strategic alliance. World-Net is a privately-held development stage company founded to form a national Internet Service Provider network. The Company intends for both companies to seek ways to work together and provide customer-oriented internet and intranet communications solutions.

        Effective in July 1996, the Company acquired 100% of the stock of ALD Communications, Inc. ("ALD"), a switchless reseller of long distance services, and Tenant Network Services, Inc. ("TNS"), a wholly-owned subsidiary of ALD which acts as a shared tenant service provider of telecommunications services, both of which provide their services primarily to customers in the San Francisco, California area.

        Effective in September 1996, the Company acquired 100% of the stock of Bittel Telecommunications Corporation ("Bittel"), a switch-based reseller of long distance services, with such services provided primarily to customers in the San Francisco and Los Angeles, California areas.

        The competitive local telecommunications services business is a capital-intensive business. The Company's operations have required and will continue to require substantial capital investment for (i) the installation of electronics for switched services in the Company's operating networks; (ii) the expansion and improvement of the Company's operating systems, including the installation of capabilities to provide other enhanced services; and (iii) the acquisition, design, construction and development of additional networks. For the nine months ended September 30,

1996 and 1995, the Company made expenditures for the acquisition, design, construction and development of systems totaling $134.3 million and $15.2 million, respectively.

        In response to the demand initially encountered for its services, the Company will continue aggressive capital deployment plans for the development and expansion of its existing 30 networks to allow for an increased level of demand-driven capital spending necessary to take full advantage of the opportunities presented by offering a full array of local exchange services. The Company's revised network development plans provide for the Company to (i) increase the geographic reach and robustness of its networks to allow the Company to serve a significantly higher percentage of its markets by extending its networks to serve most, if not all, of the ILEC central offices in its markets, and (ii) more rapidly deploy switches with full capabilities for local dial tone and switched access termination and origination services. The Company estimates that it will spend an additional $200 million through 1997 to fund these capital needs. The Company currently intends to use the net proceeds from its pending senior discount note offering, together with existing cash resources, to fund these additional capital needs, as well as to cover the related initial operating losses.

        The Company's strategic plan calls for having systems in operation or under development in a total of 50 cities by the end of 1998, which will require substantial additional capital. The Company expects this expansion into additional cities to be accomplished by the acquisition of existing networks as well as the development of new networks. The Company will continue to evaluate additional revenue opportunities in its existing markets and other strategic initiatives, and as such opportunities may develop, the Company plans to make additional capital investments in its networks that may be required to pursue such opportunities, such as costs required to extend a network or install additional electronics to meet specific customer requirements. Due to the number and variability of the factors which could affect the amount of capital that will be required for such purposes, the Company cannot provide a reasonable estimate of such additional capital needs. For example, the size of a particular network to be developed or acquired and the types of electronics installed can impact significantly the amount of capital required. Similarly, the potential cost of acquiring additional networks is not determinable, and it is possible that the Company could acquire existing networks using a variety of financing alternatives. The Company expects to meet such additional capital needs with the proceeds from existing and future credit facilities and other borrowings, and the proceeds from sales of additional equity securities and joint ventures. The Company's expectations of required future capital expenditures are based on the Company's current estimates and the current state and federal regulatory environment. There can be no assurance that actual expenditures will not be significantly higher or lower. In addition, there can be no assurance that the Company will be able to raise or generate sufficient funds to enable it to meet its strategic objectives or that such funds, if available at all, will be available on a timely basis or on terms that are acceptable to the Company.


Information Regarding Forward-Looking Statements
------------------------------------------------

        The statements contained in this report which are not historical facts are forward- looking statements that involve risks and uncertainties. Management wishes to caution the reader that these forward-looking statements, such as the Company's plans to have systems in operation or under construction in a total of 50 cities by the end of 1998 and its expectations for the installation of switches serving substantially all of its markets by the end of 1996, are only predictions; actual events or results may differ materially as a result of risks facing the Company. Such risks include, but are not limited to, the Company's ability to successfully market its services to current and new customers, access markets, identify, finance and complete suitable acquisitions, design fiber optic backbone routes, install cable and facilities, including switching electronics, and obtain rights-of-way, building access rights and any required governmental authorizations, franchises and permits, all in a timely manner, at reasonable costs and on satisfactory terms and conditions, as well as favorable regulatory, legislative and judicial developments.

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)         Exhibit No.
     (Reference to Item 601(b)
        of Regulation S-K)      Description
     -------------------------  ------------------------------------------------
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


                                        BROOKS FIBER PROPERTIES, INC.
                                                   (Registrant)

Date:  November 1, 1996                 By  /S/ James C. Allen
                                            ------------------------------------
                                            James C. Allen
                                            (Chief Executive Officer)

Date:  November 1, 1996                 By  /S/ David L. Solomon
                                            ------------------------------------
                                            David L. Solomon
                                            (Principal Financial Officer)

                                  EXHIBIT INDEX

Exhibit Number  Description
--------------  ----------------------------------------------------------------

11              Computation of Earnings Per Share

27              Financial Data Schedule
                (furnished to the Securities and Exchange Commission for Electronic Data Gathering, Analysis, and Retrieval [EDGAR] purposes only)