Form 10-Q/A
period 1996-09-30
BROOKS FIBER PROPERTIES INC
filed 1996-11-14
CIK 915509

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                Amendment No. 1
                                       to
                                  FORM 10-Q/A

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

Exhibit Index is on page 5.

                                     PART II

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders of the Company held on August 20, 1996, four proposals described in the Notice of Annual Meeting of Stockholders dated July 23, 1996 were voted upon.

1. The shareholders elected eight directors, Mr. Robert A. Brooks, Mr. Jonathan M. Nelson and Mr. G. Jackson Tankersley, Jr. each for a term of three years; Mr. James C. Allen, Mr. William J. Bresnan and Mr. D. Craig Young each for a term of two years; and Mr. Robert F. Benbow and Mr. Ronald H. Vander Pol each for a term of one year.

         Directors                      For                    Withheld
--------------------------  -------------------------  -------------------------

Robert A. Brooks                    24,038,395                  141,900
Jonathan M. Nelson                  24,042,425                  137,870
G. Jackson Tankersley, Jr.          24,042,495                  137,800
James C. Allen                      24,038,395                  141,900
William J. Bresnan                  24,042,495                  137,800
D. Craig Young                      24,036,195                  144,100
Robert F. Benbow                    24,042,425                  137,870
Ronald H. Vander Pol                24,038,395                  141,900

2. The proposal to approve an amendment to the Company's Restated Certificate of Incorporation to divide the Board of Directors into three classes having staggered terms of three years each was approved by a vote of 20,325,940 in favor to 2,459,128 against, with 125,800 abstaining and 1,269,427 broker non-votes.

3. The proposal to approve the adoption of the Brooks Fiber Properties, Inc. 1996 Employee Stock Purchase Plan was approved by a vote of 22,708,244 in favor to 139,413 against, with 123,100 abstaining and 1,209,538 broker non-votes.

4. The proposal to ratify the appointment of KPMG Peat Marwick LLP as independent auditors for the fiscal year ending December 31, 1996 was approved by a vote of 23,994,455 in favor to 63,340 against, with 122,500 abstaining.

Item 6. Exhibits and Reports on Form 8-K

(a)         Exhibit No.
     (Reference to Item 601(b)
        of Regulation S-K)             Description
     -------------------------  ------------------------------------------------
                  3 Certificate of Amendment of Certificate of Incorporation of the Company dated as of August 20, 1996

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

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized to sign on behalf of the Registrant and as the Principal Financial Officer thereof.


                                        BROOKS FIBER PROPERTIES, INC.
                                                   (Registrant)

Date: November 14, 1996                 By: /s/ David L. Solomon
                                            ------------------------------------
                                            David L. Solomon
                                            (Principal Financial Officer)

                                  EXHIBIT INDEX

Exhibit                                                               Sequential
Number                             Description                       Page Number

3        Certificate of Amendment of Certificate of Incorporation
         of the Company dated as of August 20, 1996                      6

*11      Computation of Earnings Per Share

*27      Financial Data Schedule(furnished to the Securities and
         Exchange Commission for Electronic DataGathering, Analysis, and Retrieval [EDGAR] purposes only)

--------------

*Previously Filed