Form 10-K
period 1996-12-31
BROOKS FIBER PROPERTIES INC
filed 1997-03-28
CIK 915509

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                              ---------------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

           For the transition period from             to
                                          -----------    -----------

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

                                   43-1656187
--------------------------------------------------------------------------------
                      (I.R.S. Employer Identification No.)

425 Woods Mill Road South, Suite 300, Town & Country, Missouri           63017
--------------------------------------------------------------------------------
            (Address of Principal Executive Offices)                  (Zip Code)

       Registrant's telephone number, including area code: (314) 878-1616

Securities registered pursuant to Section 12(b) of the Act:

        Title of Each Class            Name of Each Exchange on Which Registered
-------------------------------------  -----------------------------------------
                None                                     None

Securities registered pursuant to Section 12(g) of the Act:

                 Voting Common Stock, par value $0.01 per share
--------------------------------------------------------------------------------
                                (Title of Class)

           Preferred Stock Purchase Rights, par value $0.01 per share
--------------------------------------------------------------------------------
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the voting stock held by non-affiliates of the registrant as of close of business on February 28, 1997: $547,396,664.(1)

Common stock outstanding at February 28, 1997: 32,672,579 shares.


                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of 1996 Annual Report to Stockholders of Brooks Fiber Properties, Inc. (Part II).

2. Portions of the Proxy Statement for the 1997 Annual Meeting of the Stockholders of Brooks Fiber Properties, Inc. called to be held on April 29, 1997 (Part III).

---------------
(1) As used herein, "voting stock held by non-affiliates" means shares of Common Stock held by persons other than executive officers, directors (including investment funds affiliated with directors) and persons holding in excess of 10% of the registrant's Common Stock. The determination of market value of the Common Stock is based on the last reported sale price of the Common Stock as reported by the Nasdaq National Market on the date indicated. The determination of the "affiliate" status for purposes of this report on Form 10-K shall not be deemed a determination as to whether an individual is an "affiliate" of the registrant for any other purpose.

                                     PART I

ITEM 1. BUSINESS

(a) GENERAL DEVELOPMENT OF BUSINESS. Brooks Fiber Properties, Inc. (the "Company") is a Delaware corporation founded in November 1993. The Company is a leading full service provider of competitive local telecommunications services, commonly referred to as a competitive local exchange carrier ("CLEC"), to long distance carriers ("IXCs"), Internet Service Providers ("ISPs"), wireless carriers and business, government and institutional end users in selected cities within the United States. The Company's principal executive offices are located at 425 Woods Mill Road South, Suite 300, Town & Country, Missouri 63017, and its telephone number at those offices is (314) 878-1616.

         In January 1994, the Company completed its first acquisition, an operating system in Springfield, Massachusetts and rights of way for the development of networks in Hartford, Connecticut and Providence, Rhode Island, where networks have been constructed by the Company and are operational. In October 1994, the Company acquired an operating system serving Sacramento, a system under construction in San Jose, and a local and long distance resale operation based in San Francisco, California that serves small to medium sized businesses in the San Francisco Bay area. The San Jose network was activated during December 1994 and has since been expanded into Sunnyvale, Santa Clara, Milpitas and Palo Alto, California.

         During 1994, the Company also developed business plans and obtained right-of-way agreements and the necessary operating rights to construct networks in Oklahoma City, Oklahoma, and Little Rock, Arkansas. These networks, which added a total of 46 route miles to the Company's networks, became operational during the first half of 1995.

         In March 1995, the Company acquired the assets of a 105-mile network in Tulsa, Oklahoma. Also during 1995, the Company commenced the construction of networks in Bakersfield, Fresno and Stockton, California, Albuquerque, New Mexico, Knoxville, Tennessee, Jackson, Mississippi, Reno, Nevada and Tucson, Arizona, all of which are now operational.

         Effective January 2, 1996, Brooks Telecommunications Corporation ("BTC"), a founding stockholder of the Company, and the previous owner of GLA International, Inc. ("GLA") was merged into the Company. GLA a wholly-owned subsidiary of the Company, offers a full range of consulting, management, engineering and information system solutions for telecommunications companies. In addition, effective January 31, 1996, the Company acquired the business of City Signal, Inc. ("City Signal"), with a 208 mile network in Grand Rapids, Michigan, an operating network in Lansing, Michigan and networks under construction in Traverse City, Michigan and Toledo, Ohio.

         On June 25, 1996, the Company formed a strategic alliance with VERIO, Inc. ("VERIO"), formerly known as World-Net Access, Inc., a consolidator of ISPs, and has committed a total of $20 million for an approximate 25% fully-diluted interest in VERIO, and it is possible that the Company will decide to commit additional funds in furtherance of this strategic alliance. The Company intends that both companies will seek ways to work together to provide customer-oriented Internet and Intranet communications solutions.

         Effective July 1, 1996, the Company acquired the stock of ALD Communications, Inc. ("ALD"), a switchless reseller of long distance services and a shared tenant service provider of telecommunications services primarily to customers in the San Francisco, California area with aggregate annualized revenues of approximately $6.4 million, based on August 1996 results. Effective September 1, 1996, the Company also acquired Bittel Communications Corporation ("Bittel"), a switch-based long distance reseller serving the San Francisco and Los Angeles markets with annualized revenues of approximately $9 million, based on July 1996 results.

         Also during 1996, the Company commenced the construction of networks in White Plains, New York, Stamford, Connecticut, Kansas City, Missouri, Springfield, Missouri and San Mateo, California, all of which are expected to be operational by the end of the second quarter of 1997. Since January 1, 1997, the Company has commenced construction of networks in Long Island, New York and Minneapolis and St. Paul, Minnesota which are expected to be operational by year end 1997.

         On February 25, 1997, the Company and MaineCom Services, Inc. ("MaineCom"), a subsidiary of Central Maine Power Company, formed a joint venture company, owned 60% by the Company and 40% by MaineCom, for the purposes of constructing, owning, operating and developing networks initially in Portland, Maine and Nashua and Manchester, New Hampshire and other markets in Maine and New Hampshire as may be agreed upon by the Company and MaineCom in the future.

         On March 28, 1997, the Company completed the acquisition of certain companies related to Phoenix FiberLink, Inc. ("Phoenix FiberLink") with assets and networks in operation and under construction in Salt Lake City, Utah and Reno, Nevada, together with Phoenix FiberLink's operating rights in Boise, Idaho. The Salt Lake network interconnects locations in the greater Salt Lake City, Utah area with approximately 66 route miles of optical fiber cable in operation or under construction. In Reno, Phoenix FiberLink interconnects locations in the greater Reno, Nevada area with approximately 31 route miles of optical fiber cable in operation or under construction. The Company plans to interconnect the Reno network with the Company's existing 24 mile network in Reno. In Boise, Phoenix FiberLink has performed the initial design and development for the construction and operation of a 21-mile fiber optic telecommunications network.

Network Data:

                                                        As of December 31
                                                  ------------------------------
                                                    1994       1995       1996
                                                  -------   ----------   -------

Cities in Operations ..........................         5        11           23
Cities under Construction .....................         6        10            7
Buildings Connected ...........................        62       216        2,121
Route Miles ...................................       107       262        1,059
Fiber Miles ...................................     6,437    17,111       71,292

Voice Grade Equivalent (VGE) Circuits .........    59,208   122,617      516,743
Switches Installed ............................      --           1           20
CLEC lines in service .........................      --       3,187(1)    21,013
Employees .....................................        89       165          789

---------------

(1) On a pro forma basis, giving effort to the acquisition of City Signal, Inc. on January 31, 1996.

         Until recently, the Company's capital expenditure programs were directed primarily toward the construction and acquisition of new networks and the purchase of related equipment. While the Company intends to continue these activities on a selective basis, the Company plans to focus on the expansion and development of its existing networks, including continued deployment of switches and interconnection with the central offices of incumbent local exchange companies (the "ILECs"), in order to take advantage of its developing demand-based opportunities in those networks. For the three years ended December 31, 1996, the Company's capital expenditures totaled $6.7 million, $27.6 million and $217.2 million, respectively. The Company estimates it will invest a total of approximately $400 million in its networks during 1997.

(b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS. The Company operates in a single industry segment, telecommunications services. Information about the amounts of revenues, operating profit or loss and identifiable assets of the Company as of and for each of the three years ended December 31, 1996, is set forth in the Company's Consolidated Financial Statements incorporated herein by reference.

(c) NARRATIVE DESCRIPTION OF BUSINESS. The Company is organized as a holding company with individual operating subsidiaries which focus on specific market segments. Through its operating subsidiaries, the Company acquires and constructs its own state-of-the-art digital optical fiber telecommunications networks and facilities and leases network capacity from others to provide IXCs, ISPs, wireless carriers and business, government and institutional end users with an alternative to the ILECs for a broad array of high quality voice, data and other telecommunications services. Certain of the Company's subsidiaries located in California currently provide single source integrated local and long distance telecommunications services and facilities management for medium and small businesses utilizing the facilities of other providers. Through GLA, the Company provides a full range of consulting, network engineering and construction, strategic planning, infrastructure planning and design and information system services and solutions for the Company and a wide variety of other telecommunications providers. Through its strategic alliance with VERIO, the Company plans to develop and offer a wide range of Internet-related services to users of VERIO's national ISP network, including various dial-up and dedicated Internet access options.

         The Company's networks are organized to take advantage of ongoing technological, competitive and regulatory changes. The Company sells its services primarily to IXCs, ISPs, wireless carriers and business, government and institutional customers who are high volume users of telecommunications services. Expenditures by IXCs for access connections to their customers represent their largest single expense and are estimated by industry sources to represent as much as 45% of the revenues generated by long distance calls. Through the deployment of state-of-the-art fiber optic networks and switches, the Company is able to provide the IXCs served by its networks with high quality, reliable services at prices less than those the regulated ILECs currently charge. The Company can expand its capabilities to offer these services beyond the locations served by its networks by interconnecting its facilities with the facilities of the ILECs, IXCs and other providers of telecommunications services.

CORPORATE STRATEGY

         The Company's goal is to become the primary full service provider of competitive local telecommunications services to IXCs, ISPs, wireless carriers and business, government and institutional end users in selected cities by offering superior products with excellent customer service at prices below those charged by the ILECs. The principal elements of the Company's strategy include:

TARGET SECOND AND THIRD TIER MARKETS. The Company believes that continuing pro-competitive regulatory changes and the broadening range of services that can be offered by CLECs present attractive opportunities for new CLEC entrants in second and third tier cities (those with populations ranging from 250,000 to two million) where there are typically fewer CLEC competitors than in first tier markets and where the ILECs generally have placed a lower priority on installing fiber optic systems comparable to those being installed by the Company. As an early entrant in selected second and third tier cities, the Company believes it can attain a leadership position by securing needed franchises and rights-of-way, installing robust state-of- the-art CLEC networks and facilities and establishing customer relationships with IXCs, ISPs, wireless carriers and business, government and institutional end users that will enable it to take advantage of the attractive potential growth rates for local exchange service revenues in those markets. The Company is also pursuing opportunities in selected first tier markets (those with populations over two million) utilizing the Company's existing operational capabilities in conjunction with operating agreements with the Company's major IXC customers (see "Build on strategic relationships" below). The Company's networks are generally designed to access at least 70% to 80% of the identified business, government and institutional end user revenue base and the IXC facilities ("Points of Presence" or "POPs") and substantially all of the central offices of the ILECs within their markets.

AGGRESSIVELY PURSUE SWITCHED SERVICES OPPORTUNITY. The Telecommunications Act of 1996 mandates that ILECs throughout the U.S. enter into arrangements with competitors such as the Company for central office collocation and unbundling of local services. The Company believes that implementation of these and other pro-competitive policies creates favorable opportunities to pursue more aggressively the provision of local switched services. At December 31, 1996, the Company had a total of 20 digital telephone switches installed serving a total of 24 of its operating networks, and the Company plans to leverage its networks and customer relationships by offering local dial tone, switched access termination and origination services, centrex and desktop products in all of its networks. The Company has increased the number of CLEC lines in service from 3,187 at December 31, 1995 (on a pro forma basis giving effect to the acquisition of City Signal) to 21,013 at December 31, 1996, with annualized CLEC revenues increasing from $2.5 million based on December 1995 revenues to $17.4 million based on December 1996 revenues. See "-- Current Products and Services."

EXPAND ENHANCED SERVICE OFFERINGS. Consistent with its strategy of aggressively pursuing switched services opportunities, the Company is expanding its capabilities to provide enhanced services that complement its switch-based services. Such enhanced services include, among others, high speed video conferencing, frame relay and ATM-based packet transport services and Internet access products. The Company is currently offering such services in certain markets and expects to offer such services in all of its operating networks by the end of 1997. The Company also plans to continue to upgrade and add to its systems and services as technology and regulations permit. See "-- Planned Products and Services."

CONTINUE TO BUILD OUT EXISTING SYSTEMS. The Company strives to build a sufficient revenue base in each of its systems to generate the cash flow necessary to enable it to devote more resources to developing and expanding its systems as opposed to funding initial operating losses. As a result of favorable regulatory developments and the Company's initial favorable experiences with the provision of local switched services, the Company decided during 1996 to more rapidly develop and expand its systems. Its plans include increasing the number of cities served, expansion of its existing networks and accelerating the deployment of switches and ILEC central office collocations. The Company believes that its access to significant capital and technical resources and its ongoing efforts to develop close working relationships with its IXC customers (see "-- Build on strategic relationships" below) will enable it to more rapidly develop and expand its systems, add to its service offerings and establish the strong customer relationships necessary to solidify its competitive position in its selected markets.

CONTINUE TO INCREASE THE NUMBER OF CITIES SERVED. During 1996, the Company achieved its long-stated goal of having systems in operation or under construction in a total of 30 cities by the end of 1996, and the Company plans to have systems in operation or under construction in a total of 40 cities by the end of 1997 and a total of 50 cities by the end of 1998. The Company's expansion into additional cities is expected to be accomplished by the acquisition of existing networks as well as the development of new networks. See "-- Network Acquisition, Development and Design" and "-- Network Construction." By adding networks, the Company believes it can increase revenues and obtain economies of scale in its operating costs.

BUILD ON STRATEGIC RELATIONSHIPS. In order to capitalize on the competitive dynamics of the changing IXC/ILEC relationships, the Company has established close business alliances with major IXCs, including joint ventures and preferred vendor relationships. In accordance with this strategy, (1) the Company and MCImetro Access Transmission Services, Inc. ("MCImetro"), a wholly-owned subsidiary of MCI Communications Corporation ("MCI"), have entered into agreements which provide that, until September 30, 2001, the Company will be MCImetro's preferred provider of certain local access services in a number of the Company's markets and pursuant to which MCImetro has acquired 958,720 shares of the Company's Common Stock (see "-- Strategic Relationships" below), (2) the Company has concluded a national preferred vendor agreement with AT&T Communications, Inc. ("AT&T Communications"), a wholly-owned subsidiary of AT&T Corp. ("AT&T"), pursuant to which the Company has become AT&T Communications' preferred supplier of local access services in most of the Company's markets, and (3) in February 1997, the Company concluded an agreement with AT&T pursuant to which the Company will provide switched access origination and termination of AT&T's long distance customer calls through the Company's local networks in most of the Company's markets. The Company believes preferred vendor relationships with IXCs provide opportunities to leverage its partners' sales channels and market support to sell the Company's products and services and expand the Company's potential revenue base. In addition, the Company believes that relationships with IXCs facilitate its entry into new markets by providing access between the IXCs and their customers. The Company has organized a national account marketing organization to manage such relationships. The Company believes this marketing effort, along with its number of cities served, financial resources and telecommunications expertise, position it well to develop and maintain these strategic relationships. See "-- Strategic Relationships."

LEVERAGE UPON GLA'S SIGNIFICANT TELECOMMUNICATIONS INFRASTRUCTURE CAPABILITIES. GLA, a wholly-owned subsidiary of the Company, offers a full range of consulting, management, engineering and information system solutions for telecommunications companies. GLA provides a full range of network engineering, construction, design and strategic planning services, as well as financial and management software products, including specifically designed software for billing systems, toll rating, plant records and financial applications. GLA's capabilities also serve as an internal source for the telecommunications infrastructure support needed for the Company's CLEC business.

CURRENT PRODUCTS AND SERVICES

SPECIAL AND SWITCHED ACCESS AND PRIVATE LINE SERVICES. The Company currently provides several types of special and switched access and private line services to its IXC and end-user customers. Historically, competitive access providers ("CAPs") such as the Company were able to offer only non-switched special access and private line services which involved the installation of dedicated lines to provide the following types of communications links:

o POP-to-POP Special Access -- Telecommunications lines linking the POPs of one IXC or the POPs of different IXCs in a market, allowing these POPs to exchange transmissions for transport to their final destinations.

o End-User/IXC Special Access -- Telecommunications lines between an end user, such as a large business, and the local POP of its selected IXC.

o Private Line -- Telecommunications lines connecting various locations of one or more customers' operations, suitable for transmitting voice and data traffic internally.

         The Interconnection Decisions of the Federal Communications Commission (the "FCC") in 1992 and 1993 allowed CAPs to provide a broader range of services by enabling them to access additional customers through connections with the ILECs' networks. These services include:

o Collocated Special Access -- A dedicated line carrying switched transmissions from the IXC POP, through the ILEC's central office to the end user.

o Collocated POP-to-ILEC Switched Access Transport -- A dedicated line carrying switched transmissions from the ILEC's central office to an IXC's POP.

         To provide these services, the Company offers various types of highly reliable, dedicated fiber optic lines that operate at different speeds and handle varying amounts of traffic to provide tailor-made solutions to its customers' needs.

o DS-0 -- A dedicated line service that meets the requirements of everyday business communications, with transmission capacity of up to 64 kilobits of bandwidth per second (a voice grade equivalent circuit). This service offers a basic low capacity dedicated digital channel for connecting telephones, fax machines, personal computers and other telecommunications equipment.

o DS-1 -- A high speed channel typically linking high volume customer locations to IXCs or other customer locations. Used for voice transmissions as well as the interconnection of Local Area Networks ("LANs"), DS-1 service accommodates transmission speeds of up to 1.544 megabits per second, the equivalent of 24 voice-grade equivalent circuits. The Company offers this high-capacity service for customers who need a larger communications pipeline.

o DS-3 -- This service provides a very high capacity digital channel with transmission capacity of 45 megabits per second, which is equivalent to 28 DS-1 circuits or 672 voice grade equivalent circuits. This is a digital service used by IXCs for central office connections and by some large commercial users to link multiple sites.

SWITCH-BASED SERVICES. The Company has added and is continuing to add capabilities to provide local dial tone and switched access termination and origination services to its networks. As of December 31, 1996, the Company had 20 advanced, state-of-the-art switches installed which served a total of 24 of its networks.

         Most states have taken regulatory and legislative action to open local communications markets to various degrees of local exchange competition and co-carrier status. As of December 31, 1996, the Company had established interconnection arrangements with ILECs for 26 of its 30 networks. The Company expects that continuing pro-competitive regulatory changes, including those mandated by the Telecommunications Act of 1996, together with increasing customer demand, will create more opportunities to introduce additional services and expand the Company's networks to address a larger customer base.

CENTREX AND LONG-DISTANCE RESALE. Retail business customers served by the Company's subsidiaries in California can acquire centrex and long-distance services direct from the Company. The Company's subsidiaries purchase those services in bulk from the ILEC and the IXCs and provide their retail customers with a single source of integrated local and long distance telecommunications services and facilities management at a discount from the published retail ILEC tariff rates. By using centrex service instead of a private branch exchange ("PBX") to direct their telecommunications traffic, customers can avoid the large investment in equipment required and the fixed costs associated with maintaining a PBX network infrastructure. The Company's centrex service allows medium to small business customers who lack the size or resources to support their own PBX to benefit from a sophisticated telecommunications system. The Company's acquisitions of ALD, Tenant Network Services, Inc. and Bittel in 1996 have complemented its long-distance resale services directed to such customers.

CONSULTING SERVICES. Through GLA, the Company provides a full range of consulting, management, engineering and information system solutions for telephone, cable television and power companies, wireless providers and other telecommunications infrastructure owners and operators in the United States and elsewhere. GLA significantly expanded its capabilities through the acquisition of Design Extenders, Inc. in January 1994 and its acquisition of Graphic Data Solutions, a telecommunications software and mapping firm, in January 1995.

Following is a brief description of the services offered by each of GLA's divisions:

CONSULTING SERVICES. Provides specialized consulting services to telephone, cable television and other telecommunications providers. GLA consulting professionals combine extensive experience in telecommunications and cable network technology for support of a wide variety of assignments that include engineering planning, network design, strategic planning, opportunity and technical assessments, plus project management and due diligence initiatives. In addition to its management consulting services, GLA also provides field services that support outside plant design, engineering and construction management. Efforts include field survey and design, project engineering and engineering project management, plus central office equipment and outside plant installation services.

DESIGN EXTENDER. One of the industry's leaders in providing engineering, design and mapping services for hybrid fiber-coax systems, serving large cable television systems operators. Services include systems design and analysis, as-built and strand mapping, and digitizing.

TELEDATA. Provides engineering and CAD services for the conversion of telecommunications systems, maps and drawings for use with applications on clients' automated mapping/facilities management/geographical information systems (AM/FM/GIS).

TELEMAP. Designs AM/FM/GIS software products for clients engaged in designing telecommunications networks.

TELESYSTEMS. Designs and installs financial and management software products for telecommunications companies. Products include software for billing systems, toll rating, plant records and financial applications.

PLANNED PRODUCTS AND SERVICES

         The Company is expanding its capabilities to provide enhanced services, such as high speed video conferencing, Internet access, frame relay and ATM-based packet transport services. The Company is currently offering such services in certain markets and expects to have such capabilities in all of its operating networks by the end of 1997. These capabilities will enable the Company to offer a variety of enhanced services where the transport function is combined with a specific application to provide an integrated turnkey solution to its customer's voice, data and video transmission requirements. These enhanced services include applications such as LAN-to- LAN interconnect services, packet transport services, high speed video conferencing, Internet access, frame relay, remote database access and backup services, and fractional bandwidth services, utilizing both the Company's networks and switches as well as facilities and services provided by others. This will enable the Company to provide a customer with all of its business lines and offer a wide range of switched-based value-added services, such as directory and operator assistance, audio and video conferencing, calling cards, 800-numbers, voice mail, Internet access and other enhanced services.

STRATEGIC RELATIONSHIPS

         From time to time, the Company has held discussions with other communications entities concerning the establishment of possible strategic relationships, including transactions involving preferred vendor relationships and equity investments in the Company and one or more of its subsidiaries.

         On May 30, 1996, the Company and MCImetro entered into an amendment to the Company's master service agreement with MCImetro which provides that, until September 30, 2001, the Company will be MCImetro's preferred provider of certain local access services in a number of the Company's markets at a discount to prevailing optimized ILEC rates for comparable circuits. Under the amended master service agreement, MCImetro has agreed to purchase from the Company, with certain provisos, all of MCImetro's required local access in specified markets for new end-user services (and, at MCImetro's election, existing end user services), and has given the Company a right of first refusal on a circuit-by-circuit basis to provide other access services required by MCImetro in such markets. The Company and MCImetro also entered into a subscription agreement on June 24, 1996 pursuant to which MCImetro acquired a 15% interest in the Company's Sacramento, California network for $4.5 million and MCImetro invested an additional $3.5 million in the Company's majority-owned San Jose joint venture company formed in September 1995 to operate and expand the Company's existing network in San Jose and its environs. In accordance with the provisions of the agreements between the Company and MCImetro, on October 10, 1996, MCImetro exchanged the agreed value of its September 1995 investment in the San Jose network and the agreed value of its June 1996 investments in both networks for an aggregate of 958,720 shares of the Company's Common Stock.

         In December 1995, the Company and AT&T Communications signed a national preferred vendor agreement pursuant to which the Company has become AT&T Communications' preferred supplier of dedicated special access, switched access transport and switched business and residential line services in most of the Company's markets. The agreement provides that the Company will provide such services to AT&T Communications at a discount to the tariffed or published ILEC rates. In February 1997, the Company and AT&T announced an expansion of this relationship to include several of the new markets which the Company has recently acquired or is in the process of constructing networks. The Company is currently providing certain services under the agreement in 20 markets and expects to add additional services in these markets and to add additional markets during 1997. The Company's provision of existing services in any additional markets and additional services is subject to the mutual agreement of the Company and AT&T Communications with respect to each market, including satisfactory completion of network validation tests. As a result, there is no assurance that the national vendor agreement will be extended to cover additional markets and services.

         In February 1997, the Company concluded an agreement with AT&T pursuant to which the Company will provide switched access origination and termination of AT&T's long distance customer calls through the Company's local networks in most of the Company's markets.

         The Company believes that Internet and Intranet products and services complement the Company's existing telecommunications services and present the Company with potential revenue opportunities, through both the retention of existing customers and the addition of new customers. To pursue such opportunities, on June 25, 1996, the Company formed a strategic alliance with VERIO, a consolidator of ISPs, and has committed a total of $20 million for an approximate 25% fully-diluted interest in VERIO, and it is possible that the Company will decide to commit additional funds in furtherance of this strategic alliance. The Company intends that both companies will seek ways to work together to provide customer-oriented Internet and Intranet communications solutions. The Company plans to develop and offer a wide range of Internet-related services to users of VERIO's national ISP network, including various dial-up and dedicated Internet access options.

CITIES SERVED

         Subsidiaries of the Company currently have systems in operation or under construction in the following cities:

                                                               OTHER CLEC
                                                             NETWORKS IN CITY
              NETWORKS OF THE COMPANY                     ----------------------
                     CITY SERVED                           CURRENT    ANNOUNCED
--------------------------------------------------------  ----------  ----------
Eastern Region
  Springfield, Massachusetts ...........................       0            0
  Providence, Rhode Island .............................       2            1
  Hartford, Connecticut ................................       3            0
  Grand Rapids, Michigan ...............................       0            0
  Lansing, Michigan ....................................       0            1
  Traverse City, Michigan ..............................       0            0
  Toledo, Ohio(1) ......................................       0            1
  White Plains, New York(1) ............................       1            0
  Stamford, Connecticut(1) .............................       1            0
  Long Island, New York(1) .............................       1            1
  Portland, Maine(1)(2) ................................       0            1
  Nashua, New Hampshire(1)(2) ..........................       1            0
  Manchester, New Hampshire(1)(2) ......................       0            0
CENTRAL REGION
  Oklahoma City, Oklahoma ..............................       2            0
  Tulsa, Oklahoma ......................................       0            1
  Little Rock, Arkansas ................................       2            1
  Tucson, Arizona ......................................       2            0
  Albuquerque, New Mexico ..............................       2            0

  Knoxville, Tennessee .................................       0            2
  Jackson, Mississippi .................................       1            1
  Kansas City, Missouri(1) .............................       1            1
  Springfield, Missouri(1) .............................       0            1
  Minneapolis, Minnesota(1) ............................       2            1
  St. Paul, Minnesota(1) ...............................       0            0
WESTERN REGION
  Sacramento, California ...............................       1            1
  San Jose, California .................................       2            0
  Sunnyvale, California ................................       2            0
  Santa Clara, California ..............................       2            0
  Stockton, California .................................       0            0
  Fresno, California ...................................       0            1
  Bakersfield, California ..............................       0            1
  Milpitas, California .................................       2            0
  Palo Alto, California ................................       2            0
  San Mateo, California(1) .............................       2            0
  Reno, Nevada .........................................       0            0
  Salt Lake City, Utah .................................       2            0
  San Francisco, California(3) .........................      N/A          N/A

---------------

(1) Networks under construction.
(2) Majority-owned joint venture.
(3) Facilities management operations serving the San Francisco Bay area.

         The Company believes its regional aggregation strategy will yield economies of scale in service costs and allow service-affecting decisions to occur closer to its customers.

NETWORK ACQUISITION, DEVELOPMENT AND DESIGN

         Before determining to acquire or construct a network in a particular city, the Company's corporate development staff reviews the demographic, economic, competitive and telecommunications demand characteristics of the city, including its location, the concentration of potential business, government and institutional end user customers, the economic prospects for the area, available data regarding IXC and end user demand and actual and potential CLEC competitors. Market demand is estimated on the basis of market research performed by Company personnel and others, utilizing a variety of data including estimates of the number of interstate access and intrastate private lines in the city based primarily on FCC reports and commercial data bases.

         If a particular city targeted for development is deemed to have sufficiently attractive demographic, economic, competitive and telecommunications demand characteristics, the Company's network planning and design personnel design a network targeted to provide access to 70% to 80% of the identified business, government and institutional end user revenue base, to the IXC POPs and the ILEC's principal central office(s) in the city, utilizing a "self-healing" optical fiber ring architecture (build-out to 100% of the identified end users is not considered to be cost-effective in most cases because a portion of the demand is located in low density areas).

Concurrently, the Company's corporate development personnel visit the location of the proposed network to begin discussions with city officials, right-of-way providers, IXCs and potential end user customers.

         Based on the data developed during these preliminary studies and visits, in connection with either an acquisition or the construction of a network, including estimates of the costs for fiber optic cable, transmission and other electronic equipment, engineering, distribution and construction, building entrance requirements and right-of-way acquisition, the Company develops detailed financial estimates based on the anticipated demand for the Company's current services (at present, the financial estimates prepared by the Company for this purpose generally do not include potential future revenues for certain enhanced products and services, which the Company plans to offer in all of its operating networks by the end of 1997; see "-- Planned Products and Services"). If the financial estimates meet or exceed the Company's minimum rate of return thresholds using a discounted cash flow analysis, the Company's corporate development personnel prepare a detailed business and financial plan for the proposed network, including competitive, regulatory and right-of-way analyses.

         In the case of acquisitions, Company personnel perform due diligence in order to determine if the city and network involved meet the foregoing development and construction criteria. The ability of the Company to acquire suitable additional systems will be subject to competition for acquisition candidates.

NETWORK CONSTRUCTION

         When the Company decides to build a network, the Company's corporate development staff obtains any needed city authorizations. In some cities, a construction permit is all that is required. In other cities, a license agreement or franchise may also be required. Such licenses and franchises are generally for a term of limited duration. The Telecommunications Act of 1996 requires that local governmental authorities treat telecommunications carriers in a competitively neutral, non-discriminatory manner. The Company's current licenses and franchises expire in different years, ranging from 2000 to 2010. City franchises often require payment of franchise taxes which in some cases can be included as part of customer charges for use of the network. The Company's corporate development staff also finalizes arrangements for needed rights-of-way. The Company strives to obtain rights-of-way on favorable terms that afford the opportunity to expand the networks as business develops. Rights-of-way are typically leased under multi-year agreements with renewal options and are generally non-exclusive. The Company leases underground conduit and pole space and other rights-of-way from entities such as ILECs and other utilities, railroads, long distance providers, state highway authorities, local governments and transit authorities. The Telecommunications Act of 1996 requires most utilities, including most ILECs and electric companies, to afford CLECs access to their poles and conduits and rights-of-way at reasonable rates on non-discriminatory terms and conditions.

         The Company's networks are constructed to cost-effectively access areas of significant end user telecommunications traffic, as well as the POPs of most IXCs and the principal ILEC central offices in the city. The Company establishes general requirements for network design which are then provided to an engineering firm that renders drawings of the contemplated network and the required deployment. Construction and installation services are generally provided by independent contractors selected through a competitive bidding process. Company personnel provide project management services, including contract negotiation and supervision of the construction, testing and certification of all facilities. The construction period for a new network varies depending upon the number of route miles to be installed, the initial number of buildings targeted for connection to the network, the general deployment of the network and other factors. Networks that the Company has installed to date generally have become operational within four to six months after the beginning of construction.

EQUIPMENT SUPPLY

         The Company purchases fiber optic cable and transmission and other electronic equipment from Lucent Technologies, Inc. (formerly AT&T Network Systems) and other suppliers at prevailing market prices. The Company expects that fiber optic cable, equipment and supplies for the construction and development of its networks will continue to be readily available from Lucent Technologies, Inc. and other suppliers as required. In August 1995, the Company entered into an agreement with Lucent Technologies, Inc. under which, as of December 31, 1996, it has accepted delivery of 16 state-of-the-art 5ESS(R)-2000 switches.

CONNECTIONS TO CUSTOMER LOCATIONS

         Office buildings are connected by network backbone extensions to one of a number of physical rings of fiber optic cable, which originate and terminate at the Company's central node. Signals are sent through a network backbone to the central node simultaneously on both primary and alternate protection paths. Most buildings served have a discreet Company presence (referred to as a "remote node") located in the building. Within each building, Company-owned internal wiring connects the Company's remote node to the customer premises. Customer equipment is connected to Company-provided electronic equipment generally located in the remote node where customer transmissions are digitized, combined and converted to an optical signal. The traffic is then transmitted through the network backbone to the Company's central node where originating traffic can be reconfigured for routing to its ultimate destination on the network.

         The Company locates its remote node electronic equipment either in a room leased from the building owner or on a customer's premises. Leasing space from a building owner enables the Company to share electronic equipment among multiple customers, causes little interruption for customers during installation and maintenance and allows the Company to introduce new services rapidly and at low incremental cost. For these reasons, the Company believes that leasing or otherwise controlling equipment rooms in buildings served is desirable and has therefore chosen to establish such arrangements where possible. When the Company is unable to lease space from the building owner, the Company generally utilizes space provided by the customer at no cost to the Company.

SALES AND MARKETING

         The Company seeks to leverage its networks through sales and marketing activities targeted at two separate telecommunications services customer groups: wholesale and retail. Wholesale customers consist of IXCs and information service providers such as commercial data processing service providers and ISPs. Retail customers are composed primarily of businesses, government and institutional telecommunications users that have high volume dedicated and switched service telecommunications requirements and, to a lesser extent, include residential customers for switched services. Services are offered in accordance with tariffs filed with the FCC for interstate services and state regulatory authorities for intrastate services. Since they are classified by the FCC as non-dominant carriers, the Company's subsidiaries do not have to cost-justify their rates and in certain cases may enter into customer and product specific arrangements. Telecommunications services accounted for approximately 100%, 100% and 87.2% of the Company's total consolidated revenues in 1994, 1995 and 1996, respectively.

WHOLESALE CUSTOMERS. The Company currently targets the major IXCs, such as AT&T, MCI, Sprint Corporation, WorldCom, Inc. and Frontier, and major information service providers on a national basis. The Company believes that it can effectively compete to provide access products (i.e., DS-1, DS-3, frame relay, ATM and Internet hub servers) to these target customers in the cities in which it operates based on price, reliability, state-of-the-art technology, route diversity, ease of ordering and customer service. The Company provides POP-to-POP and POP-to-end user non-switched access services and switched access termination and origination services at prices below those the regulated ILECs currently charge. The Company strives to establish close working relationships with its IXC customers through "electronic bonding" of its operations with those of the IXCs. Electronic bonding provides a seamless integration of the Company's networks with the IXC's network which enables the IXC to access service, billing and other data direct from the Company's networks and permits the IXC to enter automated service requests (ASRs) electronically through the integrated network.

         Wholesale customers are currently marketed by national account representatives since the major IXCs and information service providers have established national or regional groups to manage and coordinate their purchasing of access services. These groups assess CLECs not only upon price, quality, service and ease of provisioning in a particular market, but also upon size, scope of operations and financial stability in order to maximize the leverage of their CLEC relationships. The Company focuses on serving its IXC customers in all of the Company's cities with a view to establishing national preferred vendor relationships.

         For the year ended December 31, 1996, approximately 22% of the Company's consolidated revenues were attributable to access services provided to IXCs pursuant to numerous individual service orders. Approximately 13% of such consolidated revenues were attributable to services provided to MCI and its affiliates pursuant to more than 200 individual service orders. The loss of access revenues from IXCs in general or the loss of MCI as a customer could have a material adverse effect on the Company's business.

         IXC customers typically place individual service orders for specific circuits for the Company to provide private line or local access services under master service agreements which do not obligate the customer to any level of business. Most of such current service orders can be terminated by the customer on 60 days or less notice, subject, in certain cases, to specified termination liabilities. However, as indicated above under "-- Strategic Relationships," during 1996, the Company entered into a national preferred vendor agreement with AT&T Communications under which the Company has become AT&T Communications' preferred supplier of certain specified services in certain specified markets, and has also entered into an amendment to its master service agreement with MCImetro which provides that, until September 30, 2001, the Company will be MCImetro's preferred supplier of local access services in a number of the Company's markets. Information service providers typically commit to a service agreement for a term of up to three to five years which is either renegotiated or, with certain contracts, automatically renewed for successive one-year periods or converted to a month-to-month arrangement at the end of the contract term. The Company's wholesale rates are sometimes based on published tariffs, which are subject to revision from time to time, based upon changes in the published tariffs. The Company believes that it is well positioned to serve the IXCs and information service providers and generally has good relationships with its IXC and information service provider customers.

RETAIL CUSTOMERS. The Company primarily targets four retail customer segments -- government, finance, health care and education -- all of which have high volume telecommunications requirements. The Company is currently providing these customers private line services such as point-to-point communications, dedicated DS-Os, DS-1s and DS-3s, dedicated high-speed Internet access, local dial tone and switched access termination and origination services. The Company is currently introducing frame relay and ATM-based packet transport capabilities and will have the capability to offer a wide range of switch-based, value added services, such as directory and operator assistance, audio and video conferencing, calling cards, 800-numbers, voice mail and enhanced fax, Internet access and a variety of native speed LAN-to-LAN and FDDI transport services, as well as high quality video transport. These services provide customers with cost effective data transmission and access to services such as the Internet. ATM-based packet transport capabilities will also provide a vehicle for launching future services such as ultra high speed data and compressed video transport.

         The Company believes that it can effectively compete for business, government, institutional and other end user customers based upon price, reliability, product diversity, service and custom solutions to the customer's needs. The Company offers such services to retail customers at prices below those currently offered by the regulated ILECs. In addition, the Company's self-healing optical rings ("SONET") provide reliability which the Company believes is generally superior to the reliability provided by many of the ILECs.

         Retail customers are currently marketed through Company direct sales representatives in each city. The national sales organization also provides support for the local sales groups and develops new product offerings and customized telecommunications applications and solutions which address the specific requirements of particular customers. In addition, the Company markets its products through advertisements, trade journals, media relations, direct mail and participation in trade conferences.

         Retail customers typically commit to a service agreement for a term of three to five years which is either renegotiated or automatically converted to a month-to-month arrangement at the end of the contract term. Retail contracts are generally at fixed rates. The Company believes that it has generally good relationships with its retail customers.

CONSULTING CUSTOMERS. GLA's sales and marketing efforts are directed towards a wide variety of telephone, cable television and power companies, wireless providers and other telecommunications infrastructure owners and operators in the United States and elsewhere. GLA offers multi-faceted solutions to customers' telecommunications infrastructure requirements utilizing its varied technical and engineering expertise to offer a complete package of consulting, field service and information systems support. GLA's engineering and technical personnel include professionals who have significant technical and engineering expertise in most of the critical voice, video, data and wireless telecommunications technologies.

NETWORK OPERATIONS

         The Company's networks consist of fiber optic digitally-based communications paths which allow for high-speed, high quality transmission of voice, data and video communications. The Company typically installs backbone fiber optic cables containing either 96 or 144 fiber strands, which have significantly greater bandwidth carrying capacity than traditional analog copper cables. Using current electronic transmitting devices, a single pair of glass fibers on the Company's networks can transmit up to 32,256 simultaneous voice conversations, whereas a typical pair of wires in a traditional analog copper cable installed in many current ILEC networks can currently carry only a maximum of 24 simultaneous voice conversations. The Company expects that continuing developments in compression technology and multiplexing equipment will increase the capacity of each fiber, thereby providing more bandwidth carrying capacity at relatively low incremental cost.

         The Company offers end-to-end fully protected fiber services utilizing SONET ring architecture which routes customer traffic simultaneously in both directions around the ring to provide protection against fiber cuts. Back-up electronics for high-speed circuits become operational in the event of failure of the primary components adding further redundancy to the Company's systems.

         The Company's networks are monitored seven days per week, 24 hours per day by the Company's NOC Centers (Network Operations Control Centers) in St. Louis, Missouri and Grand Rapids, Michigan. The NOC Centers provide a single point of contact for network monitoring, troubleshooting and dispatching, as well as capabilities for "electronic bonding" with customers.

         With full time monitoring, service problems are detected, diagnosed and, in most cases, repaired remotely from the NOC Centers, typically before they adversely affect the Company's customer and often before the customer even notices a problem. The NOC Centers provide real-time alarm status and performance information for each of the Company's networks around the country. They also afford improved disaster recovery to customers through remote circuit provisioning and cross-connect features.

EMPLOYEES

         At December 31, 1996, the Company had approximately 789 full-time employees. None of the Company's employees is represented by a union or covered by a collective bargaining agreement. The Company believes it has a highly capable and motivated work force with whom relations are good. In connection with the construction and maintenance of its fiber optic networks, the Company uses third-party contractors, some of whose employees may be represented by unions or covered by collective bargaining agreements.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

         The statements contained in this Item 1 which are not historical facts are forward-looking statements that involve risks and uncertainties. Management wishes to caution the reader that these forward-looking statements, such as the Company's plans to have systems in operation or under construction in a total of 40 cities by the end of 1997 and 50 cities by the end of 1998 and its plans to offer switched and enhanced services in all of its markets by the end of 1997, are only predictions; actual events or results may differ materially as a result of risks facing the Company. Such risks include, but are not limited to, the Company's ability to successfully market its services to current and new customers, access markets, identify, finance and complete suitable acquisitions, design fiber option backbone routes, install cable and facilities, including switching electronics, and obtain rights-of-way, building access rights and any required governmental authorizations, franchises and permits, all in a timely manner, at reasonable costs and on satisfactory terms and conditions, as well as favorable regulatory, legislative and judicial developments.

ITEM 2. PROPERTIES

         The Company leases network hub sites and other facility locations and sales and administrative offices in each of the cities in which it has operations. During the year ended December 31, 1996, rental expense for such locations and offices totaled $3.2 million. At December 31, 1996, minimum future rental payments under noncancelable leases covering the Company's locations, offices and other equipment totaled $25.7 million. The Company owns a 23 acre parcel of land in Town & Country, Missouri, on which it is constructing its new corporate headquarters building. A wholly-owned subsidiary of the Company owns a 42,000 square foot office building in Grand Rapids, Michigan that houses a switch, NOC Center and office facilities.

ITEM 3. LEGAL PROCEEDINGS

         On September 22, 1995, GST Tucson Lightwave, Inc. ("Lightwave") was permitted to intervene in litigation originally filed by Brooks Fiber Communications of Tucson, Inc., a wholly-owned subsidiary of the Company ("BFC Tucson"), styled Brooks Fiber Communications of Tucson, Inc. v. City of Tucson, cause No. CIV 95-655-TUC-RMB, U.S. District Court, District of Arizona. On October 2, 1995, Lightwave filed a counterclaim against BFC Tucson, the Company and Tucson Electric Power Company ("TEP"), charging BFC

Tucson, the Company and TEP with violations of antitrust laws, all of which alleged violations stem from an agreement between BFC Tucson and TEP that allowed BFC Tucson exclusive rights, for one year, to utilize certain of TEP's rights of way. The original causes of action have been settled; however, the counterclaim by Lightwave is currently still pending. The counterclaim seeks treble damages, attorneys' fees, costs (all in an unspecified amount) and such other relief as the court deems proper. The Company believes the claims are without merit and intends to defend vigorously against this action. The Company believes that resolution of the matter will not have a material adverse effect on the consolidated financial condition or results of operations of the Company.

         From time to time the Company or a subsidiary of the Company is named as a defendant in routine lawsuits incidental to its business. Based on the information currently available, the Company believes that none of such current proceedings, individually or in the aggregate, will have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the quarter ended December 31, 1996.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The information regarding the market for the Company's Common Stock, the number of holders thereof, quarterly market price ranges and dividends set forth on the inside back cover of the 1996 Annual Report to the Stockholders of Brooks Fiber Properties, Inc. (the "1996 Annual Report") is hereby incorporated herein by reference.

         Pursuant to an Agreement and Plan of Merger dated December 19, 1995 between BTC and the Company, BTC was merged with and into the Company on January 2, 1996, the Company's securities held by BTC were canceled and the 53 security holders of BTC received an aggregate of (1) 2,167,360 shares of Common Stock,
(2) 81,597 Warrants to purchase shares of Series A-1 Preferred Stock at $220.00 per share if exercised prior to November 10, 1996, $290.00 per share if exercised thereafter and prior to November 10, 1997, and $380.00 per share if exercised thereafter and prior to November 10, 1998, (3) 55,540 Warrants to purchase shares of Common Stock at $11.35 per share, which expire on December 21, 1999, (4) 758,980 Warrants to purchase shares of Common Stock at $22.17 per share, which expire at various dates during 1998 and (5) 320,320 Stock Options to purchase shares of Common Stock at $11.35 per share, which expire at various times between December 15, 2003 and September 8, 2005. The issuance of the foregoing securities in the merger was not registered under the Securities Act of 1933, as amended (the "Securities Act") in reliance on the exemption for nonpublic offerings provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. The Company believes that no more than 35 of the holders of BTC securities were non-accredited investors and that each person who was not an accredited investor had such knowledge in financial and business matters to be capable of evaluating the merits and risks of the merger. Each of the holders of BTC securities was furnished a copy of the Joint Proxy/Consent Statement dated December 20, 1995 of BTC and the Company with respect to the Special Meeting of Stockholders of BTC held on January 2, 1996, which contained information meeting the information requirements of Rule 502 of Regulation D. Each of such holders acquired the Company's securities issued pursuant to the merger for investment and subject to restrictions on transfer which were described in appropriate legends on such securities.

         Pursuant to an Agreement and Plan of Merger dated January 17, 1996 with City Signal, Inc. and Ronald H. Vander Pol, a wholly-owned subsidiary of the Company was merged with and into City Signal, Inc. on February 1, 1996, and Mr. Vander Pol received 2,240,000 shares of Common Stock in exchange for his shares of common stock of City Signal, Inc. The issuance of such Common Stock in the merger was not registered under the Securities Act in reliance on the exemption for nonpublic offerings provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. Mr. Vander Pol is an accredited investor who acquired such shares for investment and subject to restrictions on transfer which were described in appropriate legends on the certificate representing such shares of Common Stock.

         Pursuant to the Company's 1993 Stock Option Plan, the Company, on February 20, 1996, awarded ten-year non-transferable options to purchase an aggregate of 782,000 shares of Common Stock at an exercise price of $12.50 per share. The issuance of such options was not registered under the Securities Act in reliance on the exemption for nonpublic offerings provided by Section 4(2) of the Securities Act and the exemption for compensatory benefit plans provided by Rule 701 promulgated under the Securities Act. Following the Company's initial public offering of its Common Stock on May 8, 1996, the Company registered on Form S-8 under the Securities Act the shares of Common Stock issuable upon exercise of options granted under its 1993 Stock Option Plan.

         The Company and MCImetro entered into a subscription agreement on June 24, 1996 pursuant to which MCImetro acquired a 15% interest in the Company' Sacramento, California network for $4.5 million and MCImetro has invested an additional $3.5 million in the San Jose joint venture company. In accordance with the provisions of the agreements between the Company and MCImetro, on October 10, 1996, MCImetro exchanged the agreed value of its September 1995 investment in the San Jose network and the agreed value of its June 1996 investments in both networks for an aggregate 958,720 shares of the Company's Common Stock. The issuance of such shares was not registered under the Securities Act in reliance on the exemption for nonpublic offerings provided by
Section 4(2) of the Securities Act. MCImetro, an accredited investor, acquired such shares of the Company's Common Stock for investment and subject to restrictions on transfer which were described in appropriate legends on the certificate representing such shares of Common Stock.

         On November 12, 1996, the Company issued an aggregate of 234,260 shares of the Company's Common Stock to AT&T Credit Corporation in exchange for the agreed value of AT&T Credit Corporation's investments in certain subsidiaries of the Company made in connection with certain loans to such subsidiaries. The issuance of such shares was not registered under the Securities Act in reliance on the exemption for nonpublic offerings provided by Section 4(2) of the Securities Act. AT&T Credit Corporation, an accredited investor, acquired such shares of the Company's Common Stock for investment and subject to restrictions on transfer which were described in appropriate legends on the certificate representing such shares of Common Stock.

         On April 18, 1996 and July 16, 1996, two related investment funds exercised warrants to purchase an aggregate of 9,940 shares of the Company's Common Stock and 5,120 shares of the Company's Common Stock, respectively, at $11.00 per share (or an aggregate of $109,340) and at $22.17 per share (or an aggregate of $113,510), respectively. The issuance and sale of the foregoing securities was not registered under the Securities Act in reliance on the exemption for nonpublic offerings provided by Section 4(2) of the Securities Act. Each of the holders of such securities are accredited investors and acquired such shares for investment and subject to restrictions on transfer which were described in appropriate legends on the certificates representing such shares of Common Stock.

         On September 24, 1996 and October 3, 1996, an investment fund exercised warrants to purchase an aggregate of 370,200 shares of the Company's Common Stock at $22.17 per share and warrants to purchase an aggregate of 119,440 shares of the Company's Common Stock at $11.00 per share, respectively, in net cashless exercises in which the holder acquired an aggregate of 160,195 shares of the Company's Common Stock. The issuance and sale of the foregoing securities was not registered under the Securities Act in reliance on the exemption for nonpublic offerings provided by Section 4(2) of the Securities Act. The holder of such securities is an accredited investor and acquired such shares for investment and subject to restrictions on transfer which were described in appropriate legends on the certificates representing such shares of Common Stock.

         On various dates from November 1, 1996 through November 6, 1996, warrants to purchase an aggregate of 37,940 shares of the Company's Common Stock at $22.17 per share were exercised by six investment funds. An aggregate of 12,320 shares was acquired for an aggregate of $273,134 in cash, and an aggregate of 5,249 shares was acquired in net cashless exercises. The issuance and sale of the foregoing securities was not registered under the Securities Act in reliance on the exemption for nonpublic offerings provided by Section 4(2) of the Securities Act. Each of the holders of such securities are accredited investors and acquired such shares for investment and subject to restrictions on transfer which were described in appropriate legends on the certificates representing such shares of Common Stock.

         On various dates from October 8, 1996 through November 8, 1996, warrants to purchase an aggregate of 1,493,840 shares of the Company's Common Stock at $11.00 per share and 120 shares at $22.17 per share were exercised by 64 holders thereof. An aggregate of 520,809 shares was acquired for an aggregate of $5,728,899 in cash, and an aggregate of 593,152 shares was acquired in net cashless exercises. The issuance and sale of the foregoing securities was not registered under the Securities Act in reliance on the exemption for nonpublic offerings provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. The Company believes that no more than 35 of the holders of such warrants were non-accredited investors and that each person who was not an accredited investor had such knowledge in financial and business matters to be capable of evaluating the merits and risks of an investment in the Company's Common Stock. Each of the holders of such warrants was furnished the information required by paragraphs (b)(2)(ii)(A) and (C) of Rule 502 of Regulation D. Each of such holders acquired such securities for investment and subject to restrictions on transfer which were described in appropriate legends on the certificates representing such shares of Common Stock.

         On November 15, 1996, Alex. Brown & Sons Incorporated exercised a warrant to purchase 192,340 shares of the Company's Common Stock at $8.25 per share, or an aggregate of $1,586,805. The issuance and sale of the foregoing securities was not registered under the Securities Act in reliance on the exemption for nonpublic offerings provided by Section 4(2) of the Securities Act. The holder of such securities is an accredited investor and acquired such shares for investment and subject to restrictions on transfer which were described in appropriate legends on the certificate representing such shares of Common Stock.

         THE INFORMATION CALLED FOR IN ITEMS 6, 7, AND 8 OF PART II IS SET FORTH ON THE PAGES LISTED BELOW OF THE COMPANY'S 1996 ANNUAL REPORT TO STOCKHOLDERS AND IS INCORPORATED HEREIN BY REFERENCE IN ACCORDANCE WITH GENERAL INSTRUCTION G(2) TO FORM 10-K:

                                                                     Pages of
                                                                   Annual Report
                                                                   -------------

Item 6  Selected Financial Data                                          4

Item 7  Management's Discussion and                                 5 through 12
        Analysis of Financial Condition and
        Results of Operations

Item 8  Financial Statements and Supplementary                     13 through 32
        Data

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The discussion called for by Item 9 is not provided in accordance with Instruction 1 to Item 304 of Regulation S-K since it has been previously reported.


                                    PART III

         In accordance with General Instruction G(3) to Form 10-K, the information required by Part III (Items 10, 11, 12 and 13) is incorporated herein by reference to the Company's definitive proxy statement dated March 28, 1997 filed with the Securities and Exchange Commission pursuant to Regulation 14A.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      Documents filed as a part of this report:

         1. The consolidated balance sheets of the Company and its subsidiaries as of December 31, 1996 and 1995, the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996, and the report thereon of KPMG Peat Marwick LLP appearing on pages 13 through 32 of the Company's 1996 Annual Report to Stockholders, are incorporated by reference to
Item 8.

         2. Financial Statement Schedules

            The following consolidated financial statement schedule is included in this report in accordance with Item 8 and paragraph (d) of Item 14.

                                                                            Page
                                                                            ----

            Schedule VII - Valuation and Qualifying Accounts(and Report      26
            of Independent Auditors thereon)

All other schedules are omitted because they are not required, not applicable or the information is given in the financial statements or notes thereto contained in the 1996 Annual Report.

         3. Exhibits (Reference to Item 601(b) of Regulation S-K).

2.1 Agreement and Plan of Merger dated December 19, 1995 between the Company and Brooks Telecommunications Corporation (incorporated by reference to Exhibit 2.1 to the Company's Registration Statement on Form S-1 (File No. 333-1924) filed with the Commission on March 4, 1996 (the "IPO Form S-1"))

2.2 Agreement and Plan of Merger dated January 17, 1996 between the Company, Brooks Fiber Communications of Michigan, Inc., City Signal, Inc. and Ronald H. Vander Pol (incorporated by reference to Exhibit 2.2 to the IPO Form S-1)

3.1(a) Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1(a) to the IPO Form S-1)

3.1(b) Certificate of Designation of Series C Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1(c) to the IPO Form S-1)

3.1(c) Certificate of Amendment of Certificate of Incorporation of the Company dated as of August 20, 1996 (incorporated by reference to Exhibit 3 to the Company's Quarterly Report on Form 10-Q, as amended, for the Period Ended September 30, 1996 (File No. 0-28036)
         filed with the Commission on November 14, 1996 (the "September 30, 1996 Form 10-Q")

3.2 By-laws of the Company, as amended on February 19, 1997 (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-4 (File No. 333-21223) filed with the Commission on February 5, 1997 (the "Acquisition Form S-4"))

4.1 Rights Agreement dated February 29, 1996 between the Company and The Boatmen's Trust Company, as Rights Agent (incorporated by reference to
         Exhibit 4.2 to the IPO Form S-1)

4.2 Amended and Restated Stockholders Agreement dated as of June 15, 1995 (incorporated by reference to Exhibit 4.3 to the IPO Form S-1)

4.3 Amended and Restated Registration Rights Agreement dated as of June 15, 1995 (incorporated by reference to Exhibit 4.4 to the IPO Form S-1)

4.4 Indenture dated as of February 26, 1996 between the Company and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.6 to the IPO Form S-1)

4.5 Indenture dated as of November 7, 1996 between the Company and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.6 to the Company's Registration Statement on Form S-1 (File No. 333-16495) filed with the Commission on November 20, 1996 (the "Secondary Offering Form S-1"))

4.6 Amended and Restated Loan and Security Agreement dated as of October 1, 1996 among AT&T Credit Corporation, the Company and certain subsidiaries of the Company (incorporated by reference to Exhibit 4.8 to the Company's Registration Statement on Form S-4 (File No. 333-18503) filed with Commission on December 20, 1996)

4.7 The Company has not filed certain instruments with respect to long-term debt since the total amount of securities authorized thereunder does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish a copy of any such agreement to the Commission upon request.

*10.1 1993 Stock Option Plan of the Company, as amended on December 23, 1996 (incorporated by reference to Exhibit 10.2 to the Acquisition Form S-4)

*10.2 Form of Non-Qualified Stock Option Agreement under the Company's 1993 Stock Option Plan (incorporated by reference to Exhibit 10.2 to the IPO Form S-1)

*10.3 1996 Employee Stock Purchase Plan of the Company (incorporated by reference to Exhibit 10.3 to the IPO Form S-1)

*10.4 1993 Stock Option Plan of Brooks Telecommunications Corporation ("BTC") (incorporated by reference to Exhibit 10.4 to the IPO Form S-1)

*10.5 Form of Substituted Non-Qualified Stock Option Agreement under BTC's 1993 Stock Option Plan (incorporated by reference to Exhibit 10.5 to the IPO Form S-1)

10.6 Option Agreement dated as of January 31, 1996 between the Company and Ronald H. Vander Pol (incorporated by reference to Exhibit 10.6 to the IPO Form S-1)

*10.7 Employment, Consulting and Non-Competition Agreement dated as of March 11, 1997 between the Company and Robert A. Brooks (incorporated by reference to Exhibit 10.7 to the Acquisition S-4)

11.1     Statement Re Computation of Per Share Earnings

13.1 1996 Annual Report to Stockholders of Company - except for those portions which are expressly incorporated by reference herein, such report is furnished for the information of the Securities and Exchange Commission and is not deemed "filed" as part hereof

21.1     List of Subsidiaries of the Company

23.1     Consent of KPMG Peat Marwick LLP

27.1     Financial Data Schedule

---------------

*  Management contract or compensatory plan

(b)      Reports on Form 8-K

         A report on Form 8-K dated November 7, 1996 was filed reporting under
Item 5 that the Company completed the sale of $400,000,000 of its 11 7/8% Senior Discount Notes due 2006 (the "Notes") in a private offering exempt from the registration requirements of the Securities Act of 1933, as amended (the "Act"), to Goldman, Sachs & Co. and Salomon Brothers Inc. for resale of the Notes in accordance with Rule 144A and Regulation S of the Act.

                                              BROOKS FIBER PROPERTIES, INC.

                                         Schedule VIII - Valuation and Qualifying
                                      Accounts Years ended December 31, 1996, 1995,
                                                         and 1994

            Col. A                     Col. B                    Col. C                      Col. D           Col. E
-------------------------------   ---------------   ---------------------------------   ---------------   ---------------
                                                               Additions
                                                    ---------------------------------
                                                                          Charged
                                      Balance at       Charged to         to Other                            Balance
                                      Beginning        Costs and          Accounts-       Deductions-        at End of
          Description                 of Period         Expenses        Describe (1)      Describe (2)         Period
-------------------------------   ---------------   ---------------   ---------------   ---------------   ---------------

             1996
-------------------------------
Reserves and allowances
deducted from asset
accounts:

         Allowance for doubtful
         accounts .............   $        76,217   $       288,818   $       484,364   $       109,652   $       739,747

             1995
-------------------------------
Reserves and allowances
deducted from asset
accounts:

         Allowance for doubtful
         accounts .............   $        82,000   $       145,742   $         3,818   $       155,343   $        76,217

             1994
-------------------------------
Reserves and allowances
deducted from asset
accounts:

         Allowance for doubtful
         accounts .............   $             0   $         3,000   $        79,000   $             0   $        82,000

---------------

(1) Primarily includes allowances for doubtful accounts related to acquisitions of businesses, plus cash receipts collected on previously uncollectible accounts.

(2) Uncollectible account charged against allowance for doubtful accounts.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Brooks Fiber Properties, Inc.:

Under date of February 12, 1997, except for Note 14, which is as of February 25, 1997, we reported on the consolidated balance sheets of Brooks Fiber Properties, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996, as contained in the 1996 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the 1996 annual report on Form 10-K of Brooks Fiber Properties, Inc. In connection with our audits of the aforementioned consolidated financial statements, we have also audited the related financial statement schedule as listed in the accompanying index. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG Peat Marwick LLP

St. Louis, Missouri
February 12, 1997, except for Note 14,
     which is as of February 25, 1997

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        BROOKS FIBER PROPERTIES, INC.

                                        By: James C. Allen
                                            ------------------------------------
                                            James C. Allen
                                            Vice Chairman and Chief Executive
                                            Officer

Date: March 28, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 28, 1997.

            SIGNATURE                                 TITLE
---------------------------------  ---------------------------------------------


---------------------------------  Director (Chairman of the Board)
          Robert A. Brooks

           James C. Allen
---------------------------------  Vice Chairman, Chief Executive Officer and
           James C. Allen          Director (Principal Executive Officer)


---------------------------------  President and Director (Chief Operating
           D. Craig Young          Officer)

          David L. Solomon
---------------------------------  Executive Vice President and Chief Financial
          David L. Solomon         Officer (Principal Financial and Accounting
                                   Officer)

          Robert F. Benbow
---------------------------------  Director
          Robert F. Benbow

         William J. Bresnan
---------------------------------  Director
         William J. Bresnan

         Jonathan M. Nelson
---------------------------------  Director
         Jonathan M. Nelson


---------------------------------  Director
     G. Jackson Tankersley, Jr.

        Ronald H. Vander Pol
---------------------------------  Director
        Ronald H. Vander Pol


---------------------------------  Director
         Carol deB. Whitaker

                                  EXHIBIT INDEX

EXHIBIT NUMBER                           DESCRIPTION
--------------  ----------------------------------------------------------------

11.1            Statement Re Computation of Per Share Earnings

13.1            1996 Annual Report to Stockholders of the Company

21.1            List of Subsidiaries of the Company

23.1            Consent of KPMG Peat Marwick LLP

27.1            Financial Data Schedule

---------------

See Item 14(a)(3) for a list of exhibits incorporated by reference.