Form 10-K/A
period 1996-12-31
BROOKS FIBER PROPERTIES INC
filed 1997-03-31
CIK 915509

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                              ---------------------

                                AMENDMENT NO. 1
                                       ON
                                    FORM 10-K/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

                                        BROOKS FIBER PROPERTIES, INC.

                                        By: James C. Allen
                                            ------------------------------------
                                            James C. Allen
                                            Vice Chairman and Chief Executive
                                            Officer

Date: March 31, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 1997.

            SIGNATURE                                 TITLE
---------------------------------  ---------------------------------------------

          Robert A. Brooks
---------------------------------  Director (Chairman of the Board)
          Robert A. Brooks

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

         William J. Bresnan
---------------------------------  Director
         William J. Bresnan

         Jonathan M. Nelson
---------------------------------  Director
         Jonathan M. Nelson


---------------------------------  Director
     G. Jackson Tankersley, Jr.

        Ronald H. Vander Pol
---------------------------------  Director
        Ronald H. Vander Pol

         Carol deB. Whitaker
---------------------------------  Director
         Carol deB. Whitaker

                                  EXHIBIT INDEX

EXHIBIT NUMBER                           DESCRIPTION
--------------  ----------------------------------------------------------------

*11.1            Statement Re Computation of Per Share Earnings

 13.1            1996 Annual Report to Stockholders of the Company

*21.1            List of Subsidiaries of the Company

*23.1            Consent of KPMG Peat Marwick LLP

*27.1            Financial Data Schedule

---------------

* Previously Filed

See Item 14(a)(3) for a list of exhibits incorporated by reference.