Form 10-Q
period 1997-03-31
BROOKS FIBER PROPERTIES INC
filed 1997-05-15
CIK 915509

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 1997


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Shares of Common Stock, par value $.01, outstanding at May 7, 1997: 37,965,465.

Exhibit Index is on page 21.

                 BROOKS FIBER PROPERTIES, INC. AND SUBSIDIARIES

                                                                        PAGE NO.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheets as of March 31, 1997
        and December 31, 1996                                                  3

        Consolidated Statements of Operations for the Three
        Months Ended March 31, 1997 and 1996                                   4

        Consolidated Statement of Changes in Shareholders'
        Equity for the Three Months Ended March 31, 1997                       5

        Consolidated Statement of Cash Flows for the
        Three Months Ended March 31, 1997 and 1996                             6

        Notes to Consolidated Financial Statements                        7 - 11

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations                    12 - 18

                           PART II - OTHER INFORMATION

Item 2. Changes in Securities                                                 19

Item 6. Exhibit(s) and Reports on Form 8-K                                    19

Signatures                                                                    20

                                               BROOKS FIBER PROPERTIES, INC.
                                                Consolidated Balance Sheets
                                                                                       March 31, 1997    December 31, 1996
                                                                                     -----------------   -----------------
                                                                                        (Unaudited)
                                                           ASSETS

CURRENT ASSETS:
      Cash and cash equivalents ...................................................  $     192,169,000   $     261,880,000
      Marketable securities, at cost ..............................................        156,705,000         182,304,000
                                                                                     -----------------   -----------------
                                                                                           348,874,000         444,184,000
      Accounts receivable, net ....................................................         18,420,000          13,989,000
      Other current assets ........................................................          6,977,000          11,989,000
                                                                                     -----------------   -----------------
                 Total current assets .............................................        374,271,000         470,162,000

NETWORKS AND EQUIPMENT, at cost ...................................................        406,569,000         306,455,000
      Less accumulated depreciation and amortization ..............................         22,875,000          16,114,000
                                                                                     -----------------   -----------------
NETWORKS AND EQUIPMENT, net .......................................................        383,694,000         290,341,000

INVESTMENT IN MINORITY-OWNED VENTURE ..............................................         20,000,000          20,000,000

OTHER ASSETS, net .................................................................        145,023,000          99,078,000
                                                                                     -----------------   -----------------
                                                                                     $     922,988,000   $     879,581,000
                                                                                     =================   =================

                                               LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable ............................................................  $      31,473,000   $       6,511,000
      Accrued liabilities .........................................................         13,282,000          17,915,000
      Other current liabilities ...................................................          1,032,000          10,511,000
                                                                                     -----------------   -----------------
                 Total current liabilities ........................................         45,787,000          34,937,000
                                                                                     -----------------   -----------------

LONG-TERM DEBT, net of current portion ............................................        566,510,000         552,810,000

MINORITY INTERESTS ................................................................          3,452,000                --

COMMON STOCK, subject to redemption, $.01 par value,
      2,016,000 shares issued and outstanding .....................................         25,200,000          25,200,000

SHAREHOLDERS' EQUITY:
      Common stock, $.01 par value, 50,000,000 shares authorized,
        31,316,179 and 29,066,139 shares issued and outstanding ...................            313,000             291,000
      Additional paid-in capital ..................................................        363,899,000         323,850,000
      Accumulated deficit .........................................................        (82,173,000)        (57,507,000)
                                                                                     -----------------   -----------------
                 Total shareholders' equity .......................................        282,039,000         266,634,000
                                                                                     -----------------   -----------------
                                                                                     $     922,988,000   $     879,581,000
                                                                                     =================   =================

See accompanying notes to consolidated financial statements.

                             BROOKS FIBER PROPERTIES, INC.

                         Consolidated Statements of Operations
                                      (Unaudited)
                                                        Three Months Ended March 31
                                                    ---------------------------------
                                                          1997              1996
                                                    ---------------   ---------------

Revenues .........................................  $    20,550,000   $     6,795,000

Expenses:
     Service costs ...............................       11,003,000         2,868,000
     Selling, general & administrative expenses ..       15,852,000         6,621,000
     Depreciation and amortization ...............        8,736,000         2,427,000
                                                    ---------------   ---------------
                                                         35,591,000        11,916,000
                                                    ---------------   ---------------
           Loss from operations ..................      (15,041,000)       (5,121,000)

Other income (expense):
     Interest income .............................        5,072,000         1,793,000
     Interest expense ............................      (14,705,000)       (3,835,000)
                                                    ---------------   ---------------
           Loss before minority interest .........      (24,674,000)       (7,163,000)

Minority interest in share of loss ...............            8,000           523,000
                                                    ---------------   ---------------
           Net loss ..............................  $   (24,666,000)  $    (6,640,000)
                                                    ===============   ===============

Pro forma loss per common and common
     equivalent share ............................  $         (0.77)  $         (0.34)
                                                    ===============   ===============

Pro forma weighted average number of
     shares outstanding ..........................  $    32,171,019   $    19,523,584
                                                    ===============   ===============

See accompanying notes to consolidated financial statements.

                                        BROOKS FIBER PROPERTIES, INC.

                          CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                  FOR THE THREE MONTHS ENDED MARCH 31, 1997
                                                 (Unaudited)
                                          Common Stock            Additional                      Total
                                  -----------------------------    Paid-In      Accumulated    Shareholders'
                                      Shares         Amount        Capital        Deficit         Equity
                                  -------------  -------------  -------------  -------------   -------------

Balance, December 31, 1996 .....     29,066,139  $     291,000  $ 323,850,000  $ (57,507,000)  $ 266,634,000

Issuance of common stock in
    connection with secondary
    offering, net ..............      1,008,514         10,000     23,211,000           --        23,221,000

Issuance of common stock in
    connection with acquisitions        600,000          6,000     15,722,000           --        15,728,000

Options exercised ..............        641,526          6,000      1,116,000           --         1,122,000

Net loss .......................           --             --             --      (24,666,000)    (24,666,000)
                                  -------------  -------------  -------------  -------------   -------------
Balance, March 31, 1997 ........     31,316,179  $     313,000  $ 363,899,000  $ (82,173,000)  $ 282,039,000
                                  =============  =============  =============  =============   =============

See accompanying notes to consolidated financial statements

                                          BROOKS FIBER PROPERTIES, INC.
                                       Consolidated Statement of Cash Flows
                                                   (Unaudited)
                                                                                  Three Months Ended March 31
                                                                               ---------------------------------
                                                                                     1997             1996
                                                                               ---------------   ---------------

Cash flows from operating activities:
     Net loss ...............................................................  $   (24,666,000)  $    (6,640,000)
     Adjustments to reconcile net loss to net cash provided by
       (used in) operating activities:
         Depreciation and amortization ......................................        8,736,000         2,428,000
         Non-cash interest expense ..........................................       13,480,000         3,754,000
         Minority interests .................................................           (8,000)         (523,000)
         Changes in assets and liabilities, net of effects from acquisitions:
              Accounts receivable ...........................................       (4,420,000)         (382,000)
              Accounts payable and accrued expenses .........................        6,529,000        (1,830,000)
              Other, net ....................................................       10,781,000         1,253,000
                                                                               ---------------   ---------------
                  Net cash provided by (used in) operating activities .......       10,432,000        (1,940,000)
                                                                               ---------------   ---------------

Cash flows from investing activities:
     Purchase of networks and equipment .....................................      (82,505,000)      (15,577,000)
     Purchase of marketable securities ......................................      (53,902,000)      (25,154,000)
     Maturity of marketable securities ......................................       79,500,000              --
     Increase in other assets ...............................................       (4,497,000)       (2,159,000)
     Payment for acquisitions, net of cash acquired .........................      (46,273,000)        1,285,000
                                                                               ---------------   ---------------
                  Net cash used in investing activities .....................     (107,677,000)      (41,605,000)
                                                                               ---------------   ---------------

Cash flows from financing activities:
     Issuance of common stock, net ..........................................       24,343,000
     Issuance of preferred stock and subscriptions
       receivable payments, net .............................................                            997,000
     Minority investment in subsidiary ......................................        3,460,000              --
     Proceeds from long-term debt, net ......................................             --         249,917,000
     Repayment of long-term debt and capital leases, net ....................          (95,000)       (3,233,000)
     Other financing activities .............................................         (174,000)      (10,253,000)
                                                                               ---------------   ---------------
                  Net cash provided by financing activities .................       27,534,000       237,428,000
                                                                               ---------------   ---------------
                  Net increase (decrease) in cash ...........................      (69,711,000)      193,883,000

Cash, beginning of period ...................................................      261,880,000        59,913,000
                                                                               ---------------   ---------------
Cash, end of period .........................................................  $   192,169,000   $   253,796,000
                                                                               ===============   ===============

Supplemental disclosure of cash flow information:
     Cash paid during the period for interest ...............................  $     1,225,000   $        58,000
                                                                               ===============   ===============

See accompanying notes to consolidated financial statements.

                          BROOKS FIBER PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

         The consolidated balance sheet of Brooks Fiber Properties, Inc. ("BFP" or the "Company") at December 31, 1996 was obtained from the Company's audited balance sheet as of that date. All other financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. The Company's accounting policies and certain other disclosures are set forth in the notes to the Company's audited consolidated financial statements as of and for the year ended December 31, 1996.


2.       CASH AND CASH EQUIVALENTS

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


4.       ACQUISITIONS

         Effective February 1, 1997, the Company acquired 100% of the stock of certain companies related to Phoenix Fiberlink, Inc. (Phoenix), a provider of competitive access and internet services in Utah and Nevada. The purchase price was paid through the issuance by the Company of an aggregate of 600,000 shares of common stock valued at current market value and cash.

         The above acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations of the acquired companies have been included in the Company's consolidated financial statements since the effective date of acquisition. Intangible assets of $42.4 million were recorded as a result of this acquisition.

         On February 25, 1997, the Company acquired a 60% interest in a company formed by MaineCom Services (MaineCom), a subsidiary of Central Maine Power Co., for the purposes of constructing, owning, operating and developing networks initially in Portland, Maine and Nashua and Manchester, New Hampshire, and other markets in Maine and New Hampshire as may be agreed upon by the Company and MaineCom in the future. The Company has contributed approximately $5.2 million for its 60% interest; MaineCom's investment of approximately $3.5 million is reflected as a minority interest investment.


5.       NETWORKS AND EQUIPMENT

         Networks and equipment consist of the following:

                                                        March 31,   December 31,
                                                          1997          1996
                                                      ------------  ------------

         Telecommunications networks................  $223,663,000  $170,687,000
         Electronic and related equipment...........   123,973,000    85,050,000
         Office equipment and furniture.............    26,652,000    22,625,000
         Leasehold improvements and other equipment.    15,652,000    14,456,000
         Land and buildings.........................    16,629,000    13,637,000
                                                      ------------  ------------
                                                       406,569,000   306,455,000
         Less accumulated depreciation..............    22,875,000    16,114,000
                                                      ------------  ------------
                                                      $383,694,000  $290,341,000
                                                      ============  ============

         As of March 31, 1997 and December 31, 1996, networks and equipment include $32,747,000 and $21,875,000, respectively, of networks in progress that are not in service and, accordingly, have not been depreciated. In addition, for the three months ended March 31, 1997, interest totaling $987,000 has been capitalized in connection with the Company's network construction projects.

6.       OTHER ASSETS

         Other assets consist of the following:

                                                       March 31,    December 31,
                                                         1997           1996
                                                     ------------  -------------

         Goodwill..................................  $109,151,000  $  65,648,000
         Debt issuance costs.......................    20,588,000     20,437,000
         Organization, development, and
             pre-operating costs...................    17,272,000     13,756,000
         Interest rate cap arrangements............     1,511,000      1,511,000
         Rights-of-way and other...................     4,376,000      3,604,000
                                                     ------------  -------------
                                                      152,898,000    104,956,000
         Less accumulated amortization.............     7,875,000      5,878,000
                                                     ------------  -------------
                                                     $145,023,000  $  99,078,000
                                                     ============  =============


7.       SHAREHOLDERS' EQUITY

         On February 4, 1997, the Company completed a secondary offering of 6,723,429 shares of common stock at a price of $25.00 per share. All of the 6,723,429 shares offered were sold by existing shareholders of the Company, and the Company did not receive any proceeds from the sale of these shares. In conjunction with the offering, the underwriters were granted an over-allotment option by the Company to purchase additional shares at $25.00 per share. This option was fully exercised by the underwriters, and an additional 1,008,514 shares were issued by the Company. Gross proceeds to the Company from this offering totaled approximately $25.2 million, and proceeds net of underwriting discounts and expenses totaled approximately $23.2 million.


8.       STOCK OPTIONS AND WARRANTS

         The Company's 1993 Stock Option Plan (the "1993 Plan") authorizes the granting of options and stock appreciation rights covering up to 3,400,000 shares of common stock. On February 18, 1997, the Compensation Committee of the Board of Directors adopted and approved, subject to stockholder approval, the Company's 1997 Stock Incentive Plan which authorizes the issuance of an additional 3,000,000 shares of common stock; stockholders approval was subsequently obtained at the 1997 Annual Meeting of Stockholders on April 29, 1997. Stock options are granted with an exercise price equal to the stock's fair market value at the date of grant and generally vest over a period of three years from the date of grant.

         Stock option activity for the 1993 Plan for the three months ended March 31, 1997 is as follows:

                                            Number          Price per Share
                                        --------------  ------------------------

         Balance, December 31, 1996...    2,750,186         $4.00 - $33.75
                  Granted.............      509,808        $25.50 - $25.625
                  Exercised...........     (641,526)        $4.00 - $12.50
                  Canceled............     (163,427)        $4.00 - $11.35
                                          ---------
         Balance, March 31, 1997......    2,455,041         $4.00 - $33.75
                                          =========

         There was no stock warrant activity during the three months ended March 31, 1997. At March 31, 1997, outstanding warrants totaled 409,860 at prices per share ranging from $11.35 to $31.04. On March 11, 1997, the Board of Directors of the Company approved a one-year extension of the expiration dates of stock warrants covering an aggregate of 345,600 shares of common stock which otherwise were scheduled to expire on various dates from March 31, 1997, through May 31, 1997.


9.       PRO FORMA LOSS PER SHARE

         Pro forma loss per share has been computed using the number of shares of common stock and common stock equivalents outstanding. The weighted average number of shares used in computing pro forma loss per share was 32,171,019 for the three-month period ended March 31, 1997, and 19,523,584 for the three-month period ended March 31, 1996. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, shares issued and stock options and warrants granted at prices below the initial public offering price of $27.00 per share during the twelve-month period preceding the date of the Company's initial filing of the Registration Statement related to such initial public offering (May 2, 1996) have been included in the calculation of common stock equivalent shares for the three months ended March 31, 1996, using the treasury stock method, as if they were outstanding for the entire three-month period. For the three months ended March 31, 1997, the weighted average number of shares was based on common stock outstanding and does not include common stock equivalents as their inclusion would be anti-dilutive.


10.      COMMITMENTS AND CONTINGENCIES

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


11.      SUBSEQUENT EVENTS

         Pursuant to definitive agreements dated as of April 1, 1997, with Century Telephone Enterprises, Inc. for the acquisition of 100% of the stock of Metro Access Networks, Inc. (MAN), a competitive local exchange carrier with networks in operation or under construction in Dallas, Fort Worth, Houston, San Antonio, Austin, Corpus Christi, and Waco, Texas, the Company completed the acquisition of MAN on May 5, 1997. The purchase price was paid by the issuance of approximately 4.6 million shares of common stock and by payments of approximately $6.5 million in cash. The following unaudited condensed pro forma information presents the results of operations of the Company for the three months ended March 31, 1997, as if the above transaction had occurred on January 1, 1997:

                       Revenue........................  $21,780,000
                       Loss before minority interest.. ($28,163,000)

         On April 29, 1997, the Company's Restated Certificate of Incorporation was amended to, among other things, increase the authorized number of shares of common stock from 50 million shares to 150 million shares.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following discussion and analysis should be read in conjunction with the Company's condensed Consolidated Financial Statements and Notes thereto included herewith, and with the Company's Management's Discussion and Analysis of Financial Condition and Results of Operations and audited consolidated financial statements and notes thereto as of and for the year ended December 31, 1996.


OVERVIEW

The Company is a leading facilities-based provider of competitive local telecommunications services, commonly referred to as a competitive local exchange carrier (CLEC), in selected markets within the United States. The Company competes with local exchange carriers by providing high quality, integrated local telecommunications services over fiber optic digital networks to meet the voice, data and video transmission needs of its customers. The Company's customers are principally inter-exchange carriers (IXCs), internet service providers (ISPs), wireless carriers, telecommunications-intensive business, government, and institutional end users, and residential customers. The Company offers these customers technologically advanced local telecommunications services as well as superior customer service, flexible pricing and route diversity.

The Company's goal is to become the primary full-service provider of competitive local telecommunications services to its customers in selected cities by offering superior products with excellent customer service at prices below those charged by the incumbent local exchange carriers (ILECs). The principal elements of the Company's strategy include targeting selected U. S. markets with an emphasis on second- and third-tier markets, aggressively pursuing switched services opportunities, further building out existing systems and expanding service offerings. The Company provides these services in an expanding number of
U. S. markets. As of March 31, 1997, the Company had networks in operation or under construction in a total of 37 U. S. cities (and the acquisition of Metro Access Networks, Inc. in the second quarter has increased the total to 44 cities). The Company plans to expand its network operations to have systems in operation or under construction in a total of 50 cities by the end of 1998. As of March 31, 1997, the Company had a total of 21 digital telephone switches installed in its operating networks and plans to leverage its networks and customer relationships by offering local dial tone, switched access termination and origination services, centrex and desktop products in all of its operating networks by the end of the second quarter of 1997. The Company is also expanding its capabilities to provide flexible enhanced services that compliment its switch-based services. Such enhanced services include, among others, high speed video conferencing, frame relay and ATM-based packet transport services, and internet access products. The Company is currently offering such services in certain markets and expects to offer such services in all of its currently operating networks by the end of 1997.

In order to capitalize on the competitive dynamics of the changing IXC/ILEC relationships, the Company has established close business alliances with major IXCs, including joint ventures and preferred vendor relationships. In accordance with this strategy, the Company and MCImetro Access Transmission Services, Inc. (MCImetro), a wholly-owned subsidiary of MCI Communications Corporation (MCI), have entered into agreements which provide that, until September 30, 2001, the Company will be MCImetro's preferred provider of certain local access services in a number of the Company's markets. Also during February 1997, the Company and AT&T Communications, Inc. (AT&T Communications), a wholly-owned subsidiary of AT&T Corp. (AT&T), announced the first national agreement between AT&T and a CLEC, whereby AT&T will begin utilizing the Company's networks to originate and terminate the calls of AT&T customers served by the Company's networks. The agreement represents a further expansion of the Company's relationship with AT&T and provides for origination and termination of customer calls to be completed through the Company's networks nationwide, thus bypassing the ILEC. The Company believes preferred vendor relationships with IXCs provide opportunities to leverage its partners' sales channels and market support to sell the Company's products and services and expand the Company's potential revenue base. In addition, the Company believes that relationships with IXCs facilitate its entry into new markets by providing access between the IXCs and their customers.

In February 1997, the Company acquired 100% of the stock of certain companies related to Phoenix Fiberlink, Inc. (Phoenix), a provider of competitive access and internet services in Utah and Nevada.

Also in February 1997, the Company acquired a 60% interest in a company formed by MaineCom Services (MaineCom), a wholly-owned subsidiary of Central Maine Power Co., for the purposes of constructing, owning, operating and developing networks initially in Portland, Maine and Nashua and Manchester, New Hampshire, and other markets in Maine and New Hampshire as may be agreed upon by the Company and MaineCom in the future.

As of April 1, 1997, the Company signed a definitive agreement with Century Telephone Enterprises, Inc. for the acquisition of Metro Access Networks, Inc.
(MAN), a CLEC with networks in operation or under construction in Dallas, Fort Worth, Houston, San Antonio, Austin, Corpus Christi and Waco, Texas. On May 5, 1997, this acquisition was completed.

The development of the Company's businesses and the construction, acquisition and expansion of its networks require significant expenditures, a substantial portion of which is incurred before the realization of revenues. These expenditures, together with the associated early operating expenses, result in negative cash flow until an adequate customer base may be established. However, as this customer base grows, the Company expects incremental revenues can be added within operating networks with minimal additional expense, providing significant contributions to cash flow. The Company also incurs ongoing capital expenditures with respect to both existing and new systems which are directly related to the installation of new revenue-producing services.

The following table provides selected statistical and financial data for the Company as of the dates indicated:

                                                  As of March 31,
                                              ----------------------  Percentage
                                                 1997        1996       Change
                                              ----------  ----------  ----------

Cities in operation ........................          26          13     100%
Cities under construction ..................          11          12      -8%
Buildings connected - on-net ...............       1,071         495     116%
Buildings connected - off-net ..............       1,739        --         NM
Route miles ................................       1,253         507     147%
Fiber miles ................................      97,200      26,659     265%
Switches installed .........................          21           3     600%
CLEC lines in service ......................      36,075       5,944     507%
VGE circuits ...............................     668,494     165,122     305%
Number of employees ........................       1,054         456     131%
Total Assets
(dollars in thousands) .....................  $  922,988  $  449,135     106%
                                              ==========  ==========  ==========
---------------
NM - Not meaningful


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

REVENUE

The Company's revenues increased to $20.6 million for the three months ended March 31, 1997 from $6.8 million for the three months ended March 31, 1996, an increase of 203%. The increase in revenues reflects the impact of the Company's acquisition and development activities, including an increase in the number of networks in operation to 26 from 13 in the first quarter of 1997 and 1996, respectively, as well as increased utilization of the Company's network facilities arising from the sales of additional services to current and new customers. A significant contributor to the overall revenue growth has been the continued growth of local switched service revenues. Annualized monthly local switched service revenues increased to $22.2 million based on March 1997 revenues from $17.4 million based on December 1996 revenues. Local exchange services revenues for the quarter ended March 31, 1997, totaled $5.3 million as compared to $.7 million for the quarter ended March 31, 1996. The increase in switched service revenue reflects continued growth in the Michigan markets, where the Company has the most experience in providing switched service, as well as significant growth in the Company's other markets. This is evidenced by the fact that the Company's installed CLEC lines in markets other than Grand Rapids have increased to 44% of the total lines as compared to 20% at December 31, 1996. Total CLEC lines in service increased 72% sequentially to 36,075 at March 31, 1997, from 21,013 at December 31, 1996, and increased 507% from 5,944 at March 31, 1996.

COSTS AND EXPENSES

Service costs increased to $11.0 million for the three months ended March 31, 1997 from $2.9 million for the three months ended March 31, 1996. The increase was due primarily to the impact of the Company's acquisition and development activities, including increasing costs associated with developing the Company's rapidly growing local exchange services and the Company's expanding long distance resale operations. Service costs primarily represent the portion of total operating expenses paid to third parties for unbundled loop charges and other local and long distance service costs, including right-of-way fees. Also included are salaries and benefits associated with the technical operations of the networks and other network costs.

The Company's selling, general and administrative expenses (SG&A) for the three months ended March 31, 1997 were $15.9 million, as compared with SG&A expenses of $6.6 million for the three months ended March 31, 1996. The increase was principally due to the increasing number and continued expansion of the Company's networks, including added personnel costs and marketing activities related to the introduction of switched services. There is typically a period of higher SG&A expense and a lag time in the generation of revenues following the acquisition and development of the Company's networks. Management expects SG&A expenses to continue to increase during the remainder of 1997 as the Company continues to expand its networks, services and marketing activities.

Depreciation and amortization expense increased to $8.7 million for the three months ended March 31, 1997, from $2.4 million for the three months ended March 31, 1996, as a result of the Company's acquisitions and the continued expansion of the Company's networks.


INTEREST INCOME (EXPENSE)

Interest expense totaling $14.7 million was recorded during the three months ended March 31, 1997, as compared to interest expense of $3.8 million for the three months ended March 31, 1996. The primary contributor to the substantial increase in interest expense as compared to the comparable period in the prior year is non-cash interest expense totaling $13.5 million attributable to accretion of the Company's senior discount notes issued during 1996. Interest of $987,000 was capitalized for the quarter ended March 31, 1997, related to network construction projects. For the quarters ended March 31, 1997 and 1996, interest income totaling $5.1 million and $1.8 million, respectively, was derived from the Company's available cash and cash equivalents and marketable securities.


NET LOSS

For the reasons stated above, the Company's net loss before minority interest increased to $24.7 million for the three months ended March 31, 1997, from $7.2 million for the three months ended March 31, 1996. Minority interests in net losses, representing minority investors' interests in certain of the Company's subsidiaries, totaled $8,000 and $523,000 for the three months ended March 31, 1997 and 1996, respectively. As a result, the Company's net loss for the three months ended March 31, 1997 was $24.7 million as compared to a net loss of $6.6 million for the three months ended March 31, 1996.


EBITDA

Earnings before interest, taxes, depreciation, amortization and minority interest (EBITDA) decreased to ($6.3) million for the three months ended March 31, 1997, from ($2.7) million for the three months ended March 31, 1996, a decrease of $3.6 million. The decrease reflects the increasing service and SG&A expenses noted above resulting from the acquisition, development and expansion of the Company's networks in order to pursue the opportunities provided by offering the full array of local exchange services. EBITDA is a measure commonly used in the telecommunications industry and is presented to assist in an understanding of the Company's operating results and is not intended to represent cash flow or results of operations in accordance with generally accepted accounting principles.


LIQUIDITY AND CAPITAL RESOURCES

The Company's total assets increased from $879.6 million as of December 31, 1996, to $923.0 million at March 31, 1997. The Company's current assets of $374.3 million at March 31, 1997, including cash and cash equivalents and marketable securities of $348.9 million, exceeded current liabilities of $45.8 million, providing working capital of $328.5 million as compared to $435.3 million at December 31, 1996. Network and equipment totaled $406.6 million at March 31, 1997 as compared to $306.5 million at December 31, 1996. Other assets, principally goodwill, net of accumulated amortization, increased to $145.0 million at March 31, 1997, from $99.1 million at December 31, 1996, primarily as a result of the Company's acquisition of the Phoenix networks.

On February 4, 1997, the Company completed a secondary offering of 6,723,429 shares of common stock at a price of $25.00 per share. All of these shares were sold by existing shareholders, and the Company did not receive any proceeds from the sale of these shares. In conjunction with the offering, the underwriters were granted an over-allotment option by the Company at $25.00 per share. This option was fully exercised by the underwriters, and an additional 1,008,514 shares were issued by the Company. Gross proceeds to the Company from this offering totaled approximately $25.2 million, and proceeds net of underwriting discounts and expenses totaled approximately $23.2 million.

The competitive local telecommunications services business is a capital-intensive business. The Company's operations have required and will continue to require substantial capital investment for (i) the installation of electronics for switched services in the Company's operating networks; (ii) the expansion and improvement of the Company's operating systems, including the installation of capabilities to provide other enhanced services; (iii) the design, construction and development of additional networks; and (iv) acquisitions as an alternative to constructing networks, adding customers or introducing additional services. For the three months ended March 31, 1997 and 1996, the Company's capital expenditures, primarily for installation of digital switches, expansion of existing networks, and the design, construction, acquisition and development of new networks totaled $82.5 million and $15.6 million, respectively.

In response to the demand initially encountered for its services, the Company will continue aggressive capital deployment plans for the development and expansion of its existing networks to allow for an increased level of demand-driven capital spending necessary to take full advantage of the opportunities presented by offering a full array of local exchange services. In addition, with the acquisition of MAN, the Company has an opportunity to establish a strategic market presence in Texas, the third largest telecommunications state in the country. The addition of these markets represents a significant increase in the Company's addressable market potential, to 44 markets from the existing 37 markets. The Company estimates that it will spend approximately $450 million during 1997 to fund these capital needs (including expenditures on the networks acquired in the MAN acquisition), and such amounts may be funded from the Company's existing cash resources and from existing and future credit facilities.

The Company's strategic plan calls for having systems in operation or under development in a total of 50 cities by the end of 1998, which will require substantial additional capital. The Company expects this expansion into additional cities to be accomplished by the acquisition of existing networks as well as the development of new networks. The Company will continue to evaluate additional revenue opportunities in its existing markets and other strategic initiatives, and as such opportunities may develop, the Company plans to make additional capital investments in its networks that may be required to pursue such opportunities, such as costs required to extend a network or install additional telecommunications equipment to meet specific customer requirements. Due to the number and variability of the factors which could affect the amount of capital that will be required for such purposes, the Company cannot provide a reasonable estimate of such additional capital needs. For example, the size of a particular network to be developed or acquired and the types of electronics installed can impact significantly the amount of capital required. Similarly, the potential cost of acquiring additional networks is not determinable, and it is possible that the Company could acquire existing networks using a variety of financing alternatives. The Company expects to meet such additional capital needs with the proceeds from existing and future credit facilities and other borrowings and the proceeds from sales of additional equity securities and joint ventures. However, there can be no assurance that the Company will be able to raise or generate sufficient funds to enable it to meet all of its strategic objectives. Moreover, there can be no assurance that actual expenditures will not be significantly higher or lower than the Company's current estimates.

The Company intends to preserve financial flexibility in order to react to the rapidly evolving telecommunications marketplace and new opportunities. The Company will continue to take advantage of favorable financing arrangements, including sales of debt and equity securities in the public and private markets, to maintain this flexibility.

IMPACT OF NEW ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." SFAS No. 128 establishes standards for the computation and presentation of earnings per share for entities with publicly held common stock or potential common stock. This Statement is effective for financial statements issued for periods ending after December 15, 1997, and requires retroactive restatement of all prior period earnings per share data presented. The effect of SFAS No. 128 on the financial periods presented is not material to the Company.


INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this report which are not historical facts are forward-looking statements that involve risks and uncertainties. Management wishes to caution the reader that these forward-looking statements, such as the Company's plans to have systems in operation or under construction in a total of 50 cities by the end of 1998 and its plans to offer switched and enhanced services in all of its markets by the end of 1997, are only predictions; actual events or results may differ materially as a result of risks facing the Company. Such risks include, but are not limited to, the Company's ability to successfully market its services to current and new customers, access markets, identify, finance and complete suitable acquisitions, design fiber optic backbone routes, install cable and facilities, including switching electronics, and obtain rights-of-way, building access rights and any required governmental authorizations, franchises and permits, all in a timely manner, at reasonable costs and on satisfactory terms and conditions, as well as favorable regulatory, legislative and judicial developments.

PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

(a) (1) On March 11, 1997, the Board of the Directors of the Company approved a one-year extension of certain of the Company's Common Stock Warrants which would otherwise have expired on various dates from March 31, 1997, through May 31, 1997, and which relate to an aggregate of 345,600 shares of the Company's Common Stock at prices ranging from $22.17 to $31.04 per share.

    (2) On April 29, 1997, upon receiving the required approval from the stockholders of the Company at the Company's 1997 Annual Meeting of Stockholders, the Company filed a Second Restated Certificate of Incorporation which amended Article Fourth of the Company's Restated Certificate of Incorporation. The Second Restated Certificate of Incorporation increased the authorized shares of the Company's Common Stock, par value $0.01, from 50,000,000 to 150,000,000. The Second Restated Certificate of Incorporation also eliminated the Company's Series A and Series B Preferred Stock to reflect the automatic conversion of such shares of preferred stock in connection with the initial public offering of the Company's Common Stock in May 1996 and redesignated the Series C Junior Participating Preferred Stock as Series A Junior Participating Preferred Stock.

(b) Not applicable.

(c) Not applicable.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibit No.
         (Reference to Item 601(b)
         of Regulation S-K)         Description
         -------------------------  --------------------------------------------
                  11                Statement Regarding Computation of Per Share
                                    Earnings

                  27 Financial Data Schedule (furnished to the Securities and Exchange Commission for Electronic Data Gathering, Analysis, and Retrieval [EDGAR] purposes only)

(b)      Reports on Form 8-K

         During the quarter for which this report is filed, the Company filed a Current Report on Form 8-K, dated March 3, 1997 (filed on March 13, 1997).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        BROOKS FIBER PROPERTIES, INC.
                                                    (Registrant)

Date:  May ___, 1997                    By  /S/
                                            ------------------------------------
                                            James C. Allen
                                            (Chief Executive Officer)

Date:  May ___, 1997                    By  /S/
                                            ------------------------------------
                                            David L. Solomon
                                            (Principal Financial Officer)

                                  EXHIBIT INDEX

Exhibit                                                               Sequential
Number                             Description                       Page Number
-------  ----------------------------------------------------------  -----------

11                   Computation of Earnings Per Share                    22

27                          Financial Data Schedule                       23
                  (furnished to the Securities and Exchange
                        Commission for Electronic Data
                       Gathering, Analysis, and Retrieval
                             [EDGAR] purposes only)