Form 10-Q
period 1997-06-30
BROOKS FIBER PROPERTIES INC
filed 1997-08-14
CIK 915509

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended June 30, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Shares of Common Stock, par value $.01, outstanding at August 14, 1997:
38,039,633.

Exhibit Index is on page 26.

                 BROOKS FIBER PROPERTIES, INC. AND SUBSIDIARIES

                                                                        Page No.

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

        Consolidated Balance Sheets as of June 30, 1997
        and December 31, 1996                                                  3

        Consolidated Statements of Operations for the Three
        Months and Six Months Ended June 30, 1997 and 1996                     4

        Consolidated Statement of Changes in Shareholders'
        Equity for the Six Months Ended June 30, 1997                          5

        Consolidated Statement of Cash Flows for the
        Six Months Ended June 30, 1997 and 1996                                6

        Notes to Consolidated Financial Statements                        7 - 12

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations                    13 - 21

                           PART II - OTHER INFORMATION

Item 4. Submission of Matters to Vote of Security Holders                     22

Item 6. Exhibits and Reports on Form 8-K                                      23

Signatures                                                                    25

                                                BROOKS FIBER PROPERTIES, INC.

                                                 Consolidated Balance Sheets
                                                                                        June 30, 1997      December 31, 1996
                                                                                     ------------------   ------------------
                                                                                         (Unaudited)

                                         ASSETS

CURRENT ASSETS:
      Cash and cash equivalents ...................................................  $      232,682,000   $      261,880,000
      Marketable securities, at cost ..............................................         124,665,000          182,304,000
                                                                                     ------------------   ------------------
                                                                                            357,347,000          444,184,000
      Accounts receivable, net ....................................................          20,497,000           13,989,000
      Other current assets ........................................................          14,880,000           11,989,000
                                                                                     ------------------   ------------------
                 Total current assets .............................................         392,724,000          470,162,000

NETWORKS AND EQUIPMENT, at cost ...................................................         531,522,000          306,455,000
      Less accumulated depreciation and amortization ..............................          32,742,000           16,114,000
                                                                                     ------------------   ------------------
NETWORKS AND EQUIPMENT, net .......................................................         498,780,000          290,341,000

INVESTMENT IN MINORITY-OWNED VENTURE ..............................................          74,009,000           20,000,000

OTHER ASSETS, net .................................................................         209,129,000           99,078,000
                                                                                     ------------------   ------------------
                                                                                     $    1,174,642,000   $      879,581,000
                                                                                     ==================   ==================

                         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable ............................................................  $       16,644,000   $        6,511,000
      Accrued liabilities .........................................................          18,855,000           17,915,000
      Other current liabilities ...................................................             763,000           10,511,000
                                                                                     ------------------   ------------------
                 Total current liabilities ........................................          36,262,000           34,937,000
                                                                                     ------------------   ------------------

LONG-TERM DEBT, net of current portion ............................................         781,517,000          552,810,000

MINORITY INTERESTS ................................................................           3,431,000                 --

COMMON STOCK, subject to redemption, $.01 par value,
      2,016,000 shares issued and outstanding .....................................          25,200,000           25,200,000

SHAREHOLDERS' EQUITY:
      Common stock, $.01 par value, 150,000,000 shares authorized,
        35,996,147 and 29,066,139 shares issued and outstanding ...................             360,000              291,000
      Additional paid-in capital ..................................................         447,028,000          323,850,000
      Accumulated deficit .........................................................        (119,156,000)         (57,507,000)
                                                                                     ------------------   ------------------
                 Total shareholders' equity .......................................         328,232,000          266,634,000
                                                                                     ------------------   ------------------
                                                                                     $    1,174,642,000   $      879,581,000
                                                                                     ==================   ==================

See accompanying notes to consolidated financial statements.

                                              BROOKS FIBER PROPERTIES, INC.

                                          Consolidated Statements of Operations
                                                       (Unaudited)
                                                             Three Months Ended June 30      Six Months Ended June 30
                                                             ---------------------------   ---------------------------
                                                                 1997           1996           1997           1996
                                                             ------------   ------------   ------------   ------------

Revenues ...................................................  $ 27,786,000   $  8,409,000   $ 48,336,000   $ 15,204,000

Expenses:
     Service costs .........................................    15,801,000      3,592,000     26,804,000      6,459,000
     Selling, general & administrative expenses ............    20,633,000      8,725,000     36,486,000     15,346,000
     Depreciation and amortization .........................    12,287,000      3,166,000     21,023,000      5,594,000
                                                              ------------   ------------   ------------   ------------
                                                                48,721,000     15,483,000     84,313,000     27,399,000
                                                              ------------   ------------   ------------   ------------
           Loss from operations ............................   (20,935,000)    (7,074,000)   (35,977,000)   (12,195,000)

Other income (expense):
     Interest income .......................................     5,032,000      4,466,000     10,104,000      6,258,000
     Interest expense ......................................   (18,244,000)    (7,762,000)   (32,948,000)   (11,597,000)
                                                              ------------   ------------   ------------   ------------
           Loss before minority interest ...................   (34,147,000)   (10,370,000)   (58,821,000)   (17,534,000)

Minority interest in share of loss .........................        21,000        615,000         29,000      1,138,000
                                                              ------------   ------------   ------------   ------------
           Net loss before extraordinary items .............   (34,126,000)    (9,755,000)   (58,792,000)   (16,396,000)

Extraordinary loss on debt extinguishment ..................    (2,857,000)          --       (2,857,000)          --
                                                              ------------   ------------   ------------   ------------
           Net loss after extraordinary items ..............  $(36,983,000)  $ (9,755,000)  $(61,649,000)  $(16,396,000)
                                                              ============   ============   ============   ============

Pro forma loss per common and common
     equivalent share before extraordinary item ............  $      (0.94)  $      (0.40)  $      (1.72)  $      (0.75)

Pro forma net loss per common and common
     equivalent share for extraordinary item ...............  $      (0.08)          --     $      (0.08)          --
                                                              ------------   ------------   ------------   ------------
Pro forma loss per common and common
     equivalent share after extraordinary item .............  $      (1.02)  $      (0.40)  $      (1.80)  $      (0.75)
                                                              ============   ============   ============   ============
Pro forma weighted average number of
     shares outstanding ....................................  $ 36,209,026   $ 24,323,081   $ 34,190,023   $ 21,923,333
                                                              ============   ============   ============   ============

See accompanying notes to consolidated financial statements

                                          BROOKS FIBER PROPERTIES, INC.

                            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                      FOR THE SIX MONTHS ENDED JUNE 30, 1997
                                                   (Unaudited)
                                            Common Stock                                              Total
                                    ----------------------------     Additional     Accumulated    Shareholders'
                                        Shares         Amount     Paid-In Capital     Deficit         Equity
                                    -------------  -------------  ---------------  -------------   -------------

Balance, December 31, 1996 .......     29,066,139  $     291,000    $ 323,850,000  $ (57,507,000)  $ 266,634,000
Issuance of common stock in
    connection with secondary
    offering, net ................      1,008,514         10,000       23,211,000           --        23,221,000
Issuance of common stock in
    connection with acquisitions .      5,186,226         52,000       97,654,000           --        97,706,000
Options exercised ................        688,708          7,000        1,443,000           --         1,450,000
Issuance of common stock in
    connection with employee stock
    purchase plan ................         46,560           --            870,000           --           870,000

Net loss .........................           --             --               --      (61,649,000)    (61,649,000)
                                    -------------  -------------  ---------------  -------------   -------------
Balance, June 30, 1997 ...........     35,996,147  $     360,000    $ 447,028,000  $(119,156,000)  $ 328,232,000
                                    =============  =============  ===============  =============   =============

See accompanying notes to consolidated financial statements

                                        BROOKS FIBER PROPERTIES, INC.

                                     Consolidated Statement of Cash Flows
                                                 (Unaudited)
                                                                                  Six Months Ended June 30
                                                                               -----------------------------
                                                                                    1997           1996
                                                                               -------------   -------------

Cash flows from operating activities:
     Net loss before extraordinary items ....................................  $ (58,792,000)  $ (16,396,000)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
         Depreciation and amortization ......................................     21,023,000       5,594,000
         Non-cash interest expense ..........................................     30,217,000      11,484,000
         Minority interests .................................................        (29,000)     (1,138,000)
         Changes in assets and liabilities, net of effects from acquisitions:
              Accounts receivable ...........................................     (5,651,000)     (1,713,000)
              Accounts payable and accrued expenses .........................     (4,904,000)     (4,407,000)
              Other, net ....................................................         71,000      (4,894,000)
                                                                               -------------   -------------
                  Net cash used in operating activities .....................    (18,065,000)    (11,470,000)
                                                                               -------------   -------------

Cash flows from investing activities:
     Purchase of networks and equipment .....................................   (168,736,000)    (63,220,000)
     Purchase of marketable securities ......................................    (86,574,000)   (155,306,000)
     Maturity of marketable securities ......................................    144,213,000       4,993,000
     Investment in minority-owned venture ...................................    (54,009,000)           --
     Increase in other assets ...............................................    (12,981,000)     (5,372,000)
     Payment for acquisitions, net of cash acquired .........................    (52,765,000)     (3,715,000)
                                                                               -------------   -------------
                  Net cash used in investing activities .....................   (230,852,000)   (222,620,000)
                                                                               -------------   -------------

Cash flows from financing activities:
     Issuance of common stock, net ..........................................     25,541,000     185,284,000
     Issuance of preferred stock and subscriptions
       receivable payments, net .............................................           --         1,106,000
     Minority investment in subsidiary ......................................      3,460,000       8,000,000
     Proceeds from long-term debt, net ......................................    241,822,000     239,281,000
     Repayment of long-term debt and capital leases .........................    (50,207,000)     (3,270,000)
     Other financing activities .............................................       (897,000)           --
                                                                               -------------   -------------
                  Net cash provided by financing activities .................    219,719,000     430,401,000
                                                                               -------------   -------------
                  Net increase (decrease) in cash ...........................    (29,198,000)    196,311,000

Cash, beginning of period ...................................................    261,880,000      59,913,000
                                                                               -------------   -------------
Cash, end of period .........................................................  $ 232,682,000   $ 256,224,000
                                                                               =============   =============

Supplemental disclosure of cash flow information:
     Cash paid during the period for interest ...............................  $   2,500,000   $     108,000
                                                                               =============   =============

See accompanying notes to consolidated financial statements.

                          BROOKS FIBER PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

         The consolidated balance sheet of Brooks Fiber Properties, Inc. ("BFP" or the "Company") at December 31, 1996 was obtained from the Company's audited balance sheet as of that date. All other financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Operating results for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. The Company's accounting policies and certain other disclosures are set forth in the notes to the Company's audited consolidated financial statements as of and for the year ended December 31, 1996.


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


4.       ACQUISITIONS AND JOINT VENTURES

         Effective February 1, 1997, the Company acquired 100% of the stock of certain companies related to Phoenix Fiberlink, Inc. (Phoenix), a provider of competitive access and internet services in Utah and Nevada. The purchase price was paid through the issuance by the Company of an aggregate of 600,000 shares of common stock valued at current market value and cash.

         Effective May 5, 1997, the Company acquired 100% of the stock of Metro Access Networks, Inc. (MAN), a competitive local exchange carrier with networks in operation or under construction in Dallas, Fort Worth, Houston, San Antonio, Austin, Corpus Christi, and Waco, Texas. The purchase price was paid through the issuance by the Company of an aggregate of 4,586,226 shares of common stock valued at current market value and cash payments of approximately $6.5 million. The following unaudited condensed pro forma information presents the results of operations of the Company for the six months ended June 30, 1997, as if the MAN transaction had occurred on January 1, 1997:

                 Revenue...........................  $49,566,000
                 Loss before minority interest..... ($63,739,000)

         The above acquisitions were accounted for using the purchase method of accounting and, accordingly, the results of operations of the acquired companies have been included in the Company's consolidated financial statements since the effective dates of acquisition. Intangible assets of approximately $94.0 million were recorded as a result of these acquisitions.

         On February 25, 1997, the Company acquired a 60% interest in a company formed by MaineCom Services (MaineCom), a subsidiary of Central Maine Power Co., for the purposes of constructing, owning, operating and developing networks initially in Portland, Maine and Nashua and Manchester, New Hampshire, and other markets in Maine and New Hampshire as may be agreed upon by the Company and MaineCom in the future. The Company has contributed approximately $5.2 million for its 60% interest; MaineCom's investment of approximately $3.5 million is reflected as a minority interest investment, net of minority interests and losses.

         In May 1997, the Company made an additional $4.0 million convertible preferred stock investment in Verio, Inc. (Verio), a privately-held consolidator of ISPs. On June 25, 1997, the Company purchased $50.0 million in debt securities in Verio. The Verio debt securities mature on June 15, 2004, and pay interest at the rate of 13-1/2% per annum semi-annually in arrears commencing December 15, 1997. The debt securities include detachable warrants, allowing the Company to purchase common stock in Verio at an exercise price of one cent per share. The investment in Verio is classified as Investment in Minority-Owned Venture on the Company's consolidated balance sheet. At June 30, 1997, the Company holds shares of Verio preferred stock which are convertible into an aggregate of 4,664,971 shares of Verio common stock and 400,000 warrants to purchase an additional 704,000 shares of Verio common stock.

5.       NETWORKS AND EQUIPMENT

         Networks and equipment consist of the following:

                                                        June 30,    December 31,
                                                          1997          1996
                                                      ------------  ------------

         Telecommunications networks................. $291,611,000  $170,687,000
         Electronic and related equipment............  162,015,000    85,050,000
         Office equipment and furniture..............   35,057,000    22,625,000
         Leasehold improvements and other equipment..   22,844,000    14,456,000
         Land and buildings..........................   19,995,000    13,637,000
                                                      ------------  ------------
                                                       531,522,000   306,455,000
         Less accumulated depreciation...............   32,742,000    16,114,000
                                                      ------------  ------------
                                                      $498,780,000  $290,341,000
                                                      ============  ============

         As of June 30, 1997 and December 31, 1996, networks and equipment include $25,130,000 and $21,875,000, respectively, of networks in progress that are not in service and, accordingly, have not been depreciated. In addition, for the six months ended June 30, 1997, and June 30, 1996, interest totaling $1,641,000 and $437,000, respectively, has been capitalized in connection with the Company's network construction projects.


6.       OTHER ASSETS

         Other assets consist of the following:

                                                       June 30,     December 31,
                                                         1997          1996
                                                     ------------  -------------

         Goodwill................................... $160,769,000  $  65,648,000
         Debt issuance costs........................   27,632,000     20,437,000
         Organization, development, and
             pre-operating costs....................   22,163,000     13,756,000
         Rights-of-way and other....................    8,826,000      3,604,000
         Interest rate cap arrangements.............      150,000      1,511,000
                                                     ------------  -------------
                                                      219,540,000    104,956,000
         Less accumulated amortization..............   10,411,000      5,878,000
                                                     ------------  -------------
                                                     $209,129,000  $  99,078,000
                                                     ============  =============

         In June 1997, interest rate cap arrangements of $1,361,000 were written down to reflect market value of $150,000 in conjunction with the prepayment of certain of the Company's long-term debt.


7.       LONG-TERM DEBT AND EXTRAORDINARY LOSS

         On June 30, 1997, the Company prepaid $50.0 million in outstanding secured indebtedness with AT&T Credit Corporation. In conjunction with this prepayment, an extraordinary loss of approximately $2.9 million was charged to operations, including write-downs of debt issuance costs and interest rate cap arrangements, and applicable prepayment penalties.

         On May 29, 1997, the Company issued $250 million of 10.0% Senior Notes due June 1, 2007. Interest on the 10.0% Senior Notes is payable semi-annually, commencing December 1, 1997. On or after June 1, 2002, the Senior Notes will be redeemable at the option of the Company, in whole or in part from time to time at the following prices (expressed in percentages of the principal amount at the stated maturity), if redeemed during the 12 months beginning June 1 of the years indicated below, with interest accrued to the redemption date:

                                   Year           Redemption Price
                      --------------------------- ----------------

                      2002.......................     105.000%
                      2003.......................     103.333%
                      2004.......................     101.667%
                      2005 and thereafter........     100.000%


         In addition, under certain conditions related to a change in control of the Company, the Company may be required to repurchase all or any part of the Senior Notes as stipulated in the note agreement. The Senior Notes are senior unsecured obligations of the Company.

         On June 20, 1997, a financial institution committed to fully underwrite a $250 million senior secured credit facility for the Company.


8.       SHAREHOLDERS' EQUITY

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

         On April 29, 1997, upon receiving the required approval from the stockholders of the Company at the Company's 1997 Annual Meeting of Stockholders, the Company's Restated Certificate of Incorporation was amended to, among other things, increase the authorized number of shares of common stock from 50 million shares to 150 million shares.


9.       STOCK OPTIONS AND WARRANTS

         The Company's 1993 Stock Option Plan (the "1993 Plan") authorizes the granting of options and stock appreciation rights covering up to 3,400,000 shares of common stock. On February 18, 1997, the Compensation Committee of the Board of Directors adopted and approved the Company's 1997 Stock Incentive Plan which authorizes the issuance of an additional 3,000,000 shares of common stock; stockholders' approval was subsequently obtained at the 1997 Annual Meeting of Stockholders on April 29, 1997. Stock options are granted with an exercise price equal to the stock's fair market value at the date of grant and generally vest over a period of three years from the date of grant.

         Stock option activity for the Company's stock option plans for the six months ended June 30, 1997 is as follows:

                                                      Number    Price per Share
                                                    ---------   ----------------

         Balance, December 31, 1996................ 2,750,186   $ 4.00 - $33.75
                  Granted.......................... 1,199,016   $21.75 - $28.688
                  Exercised........................  (688,708)  $ 4.00 - $12.50
                  Canceled.........................  (280,596)  $ 4.00 - $27.00
                                                    ---------
         Balance, June 30, 1997.................... 2,979,898   $ 4.00 - $33.75
                                                    =========

         There was no stock warrant activity during the six months ended June 30, 1997. At June 30, 1997, outstanding warrants totaled 409,860 at prices per share ranging from $11.35 to $31.04. On March 11, 1997, the Board of Directors of the Company approved a one-year extension of the expiration dates of stock warrants covering an aggregate of 345,600 shares of common stock which otherwise were scheduled to expire on various dates from March 31, 1997, through May 31, 1997.


10.      PRO FORMA LOSS PER SHARE

         Pro forma loss per share has been computed using the number of shares of common stock and common stock equivalents outstanding. The weighted average number of shares used in computing pro forma loss per share was 36,209,026 and 34,190,023 for the three and six month periods ended June 30, 1997, respectively, and 24,323,081 and 21,923,333 for the three and six month periods ended June 30, 1996, respectively. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, shares issued and stock options and warrants granted at prices below the initial public offering price of $27.00 per share during the twelve-month period preceding the date of the Company's initial filing of the Registration Statement related to such initial public offering (May 2, 1996) have been included in the calculation of common stock equivalent shares for the six months ended June 30, 1996, using the treasury stock method, as if they were outstanding for the entire six-month period. For the six months ended June 30, 1997, the weighted average number of shares was based on common stock outstanding and does not include common stock equivalents as their inclusion would be anti-dilutive.


11.      COMMITMENTS AND CONTINGENCIES

         During September 1995, GST Tucson Lightwave, Inc. ("Lightwave") was permitted to intervene in litigation originally filed by Brooks Fiber Communications of Tucson, Inc., a wholly-owned subsidiary of BFP ("BFC Tucson"). Lightwave filed a counterclaim against BFC Tucson, BFP, and Tucson Electric Power Company ("TEP") charging BFC Tucson, BFP, and TEP with violations of antitrust laws, all of which stem from an agreement between BFC Tucson and TEP that allowed BFC Tucson exclusive rights, for one year, to utilize certain of TEP's rights-of-way. The original causes of the action have been settled, however, the counterclaim by Lightwave is currently still pending. The Company believes the claim to be without merit and intends to vigorously defend against this action. The Company believes that resolution of the matter will not have a material adverse effect on the financial condition or results of operations of the Company.

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


OVERVIEW

The Company is a leading facilities-based provider of competitive local telecommunications services, commonly referred to as a competitive local exchange carrier (CLEC), in selected markets within the United States. The Company competes with incumbent local exchange carriers (ILECs) by providing high quality, integrated local telecommunications services over fiber optic digital networks to meet the voice, data and video transmission needs of its customers. The Company's customers are principally inter-exchange carriers
(IXCs), internet service providers (ISPs), wireless carriers, telecommunications-intensive business, government, and institutional end users, and residential customers. The Company offers these customers technologically advanced local telecommunications services as well as superior customer service, flexible pricing and route diversity.

The Company's goal is to become the primary full-service provider of competitive local telecommunications services to its customers in selected cities by offering superior products with excellent customer service at prices below those charged by the ILECs. The principal elements of the Company's strategy include targeting selected U. S. markets with an emphasis on second-and third-tier markets, aggressively pursuing switched services opportunities, further building out existing systems and expanding service offerings. The Company provides these services in an expanding number of U. S. markets. As of June 30, 1997, the Company had networks in operation or under construction in a total of 44 U. S. cities. The Company plans to expand its network operations to have systems in operation or under construction in a total of 50 cities by the end of 1998. As of June 30, 1997, the Company had a total of 22 digital telephone switches installed serving a total of 26 of its operating networks. The Company plans to leverage its networks and customer relationships by offering local dial tone, switched access termination and origination services, centrex and desktop products in all of its operating networks. The Company is also expanding its capabilities to provide flexible enhanced services that compliment its switch-based services. Such enhanced services include, among others, high speed video transport, frame relay and ATM-based packet transport services, and internet access products. The Company is currently offering such services in certain markets and expects to offer such services in all of its currently operating networks by the end of 1997.

In order to capitalize on the competitive dynamics of the changing IXC/ILEC relationships, the Company has established close business alliances with major IXCs, including preferred vendor relationships. In accordance with this strategy, the Company and MCI Communications Corporation (MCI) have entered into agreements which provide that, until September 30, 2001, the Company will be MCI's preferred provider of certain local access services. During the quarter ended June 30, 1997, this relationship was expanded to include 37 of the Company's 44 markets. Also during February 1997, the Company and AT&T Communications, Inc. (AT&T Communications), a wholly-owned subsidiary of AT&T Corp. (AT&T), announced the first national agreement between AT&T and a CLEC, whereby AT&T will begin utilizing the Company's networks to originate and terminate the calls of AT&T customers served by the Company's networks. The agreement represents a further expansion of the Company's relationship with AT&T and provides for origination and termination of customer calls to be completed through the Company's networks nationwide, thus bypassing the ILEC. The Company believes preferred vendor relationships with IXCs provide opportunities to leverage its partners' sales channels and market support to sell the Company's products and services and expand the Company's potential revenue base. In addition, the Company believes that relationships with IXCs facilitate its entry into new markets by providing access between the IXCs and their customers.

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

In May 1997, the Company acquired 100% of the stock of Metro Access Networks, Inc. (MAN), a CLEC with networks in operation or under construction in Dallas, Fort Worth, Houston, San Antonio, Austin, Corpus Christi and Waco, Texas.

The development of the Company's businesses and the construction, acquisition and expansion of its networks require significant expenditures, a substantial portion of which is incurred before the realization of revenues. These expenditures, together with the associated early operating expenses, result in negative EBITDA until an adequate customer base may be established. However, as this customer base grows, the Company expects incremental revenues can be added within operating networks with minimal additional expense, providing significant EBITDA contributions. The Company also incurs ongoing capital expenditures with respect to both existing and new systems which are directly related to the installation of new revenue-producing services.

The following table provides selected statistical and financial data for the Company as of the dates indicated:

                                                  As of June 30,
                                             ----------------------  Percentage
                                                1997        1996      Increase
                                             ----------  ----------  -----------

Cities in operation .......................          31          18          72%
Cities under construction .................          13           8          63%
Buildings connected - on-net ..............       1,402         644         118%
Buildings connected - off-net .............       2,007          65          NM
Route miles ...............................       2,084         705         196%
Fiber miles ...............................     171,928      43,152         298%
Switches installed ........................          22           9         144%
CLEC lines in service .....................      55,406       9,226         501%
VGE circuits ..............................     911,006     243,171         275%
Number of employees .......................       1,348         571         136%
Total Assets
(dollars in thousands) ....................  $1,174,642  $  633,825          85%
                                             ==========  ==========  ==========
----------
NM - Not meaningful


RESULTS OF OPERATIONS

  THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

  REVENUE

The Company's revenues increased to $27.8 million for the three months ended June 30, 1997 from $8.4 million for the three months ended June 30, 1996, an increase of 230%. The increase in revenues reflects the impact of the Company's acquisition and development activities, including an increase in the number of networks in operation to 31 at June 30, 1997 from 18 at June 30, 1996, as well as increased utilization of the Company's network facilities arising from the sales of additional services to current and new customers. A significant contributor to the overall revenue growth has been the continued growth of local switched service revenues. Annualized local switched service revenues increased to $33.5 million based on June 1997 revenues from $22.2 million based on March 1997 revenues. Local switched services revenues for the three months ended June 30, 1997, totaled $7.3 million as compared to $1.4 million for the three month period ended June 30, 1996. The increase in switched service revenue reflects continued growth in the Michigan markets, where the Company has the most experience in providing switched service, as well as significant growth in certain of the Company's other markets. This is evidenced by the fact that the Company's installed CLEC lines in markets other than Grand Rapids have increased to 59% of the total lines as compared to 44% at March 31, 1997. Total CLEC lines in service increased 54% sequentially to 55,406 at June 30, 1997, from 36,075 at March 31, 1997, and increased 501% from 9,226 at June 30, 1996.

  COSTS AND EXPENSES

Service costs increased to $15.8 million for the three months ended June 30, 1997 from $3.6 million for the three months ended June 30, 1996. The increase was due primarily to the impact of the Company's acquisition and development activities, including increasing costs associated with developing the Company's rapidly growing local switched services business and the Company's expanding long distance resale operations. Service costs primarily represent the portion of total operating expenses paid to third parties for unbundled loop charges and other local and long distance service costs, including right-of-way fees and ILEC and IXC collocation costs. Also included are salaries and benefits associated with the technical operations of the networks and other network costs.

The Company's selling, general and administrative expenses (SG&A) for the three months ended June 30, 1997 were $20.6 million, as compared with SG&A expenses of $8.7 million for the three months ended June 30, 1996. The increase was principally due to the increasing number and continued expansion of the Company's networks, including added personnel costs and marketing activities related to the introduction of switched services. There is typically a period of higher SG&A expense and a lag time in the generation of revenues following the acquisition and development of the Company's networks. Management expects SG&A expenses to continue to increase during the remainder of 1997 as the Company continues to expand its networks, services and marketing activities.

Depreciation and amortization expense increased to $12.3 million for the three months ended June 30, 1997, from $3.2 million for the three months ended June 30, 1996, as a result of the Company's acquisitions and the continued expansion of the Company's networks.


  INTEREST INCOME (EXPENSE)

Interest expense totaling $18.2 million was recorded during the three months ended June 30, 1997, as compared to interest expense of $7.8 million for the three months ended June 30, 1996. The primary contributors to the substantial increase in interest expense as compared to the comparable period in the prior year is non-cash interest expense totaling $16.7 million attributable to accretion of the Company's senior discount notes issued during 1996 and to accrued interest related to the issuance of senior notes in May 1997. Interest of $654,000 was capitalized for the quarter ended June 30, 1997, related to network construction projects. For the quarters ended June 30, 1997 and 1996, interest income totaling $5.0 million and $4.5 million, respectively, was derived from the Company's available cash and cash equivalents and marketable securities.

  NET LOSS

For the reasons stated above, the Company's net loss before minority interest and extraordinary item increased to $34.1 million for the three months ended June 30, 1997, from $10.4 million for the three months ended June 30, 1996. Minority interests in net losses, representing minority investors' interests in certain of the Company's subsidiaries, totaled $21,000 and $615,000 for the three months ended June 30, 1997 and 1996, respectively. As a result, the Company's net loss before extraordinary item was $34.1 million and $9.8 million for the three months ended June 30, 1997 and 1996, respectively. The Company recognized an extraordinary loss of $2.9 million related to the early extinguishment of secured indebtedness on June 30, 1997. Inclusive of extraordinary losses, the Company's net loss for the three months ended June 30, 1997 was $37.0 million as compared to a net loss of $9.8 million for the three months ended June 30, 1996.


  EBITDA

Earnings before interest, taxes, depreciation, amortization, minority interest and extraordinary items (EBITDA) decreased to ($8.6) million for the three months ended June 30, 1997, from ($3.9) million for the three months ended June 30, 1996, a decrease of $4.7 million. The decrease reflects the increasing service and SG&A expenses noted above resulting from the acquisition, development and expansion of the Company's networks. EBITDA is a measure commonly used in the telecommunications industry and is presented to assist in an understanding of the Company's operating results and is not intended to represent cash flow or results of operations in accordance with generally accepted accounting principles.


  SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

  REVENUE

The Company's revenues increased to $48.3 million for the six months ended June 30, 1997 from $15.2 million for the six months ended June 30, 1996, an increase of 218%. The increase in revenues reflects the impact of the Company's acquisition and development activities as well as increased utilization of the Company's network facilities arising from the sales of additional services to current and new customers. A significant contributor to the overall revenue growth has been the continued growth of local switched service revenues. Local switched services revenues for the six months ended June 30, 1997, totaled $12.5 million as compared to $2.2 million for the six month period ended June 30, 1996. The increase in switched service revenue reflects continued growth in the Michigan markets, where the Company has the most experience in providing switched service, as well as significant growth in certain of the Company's other markets.

  COSTS AND EXPENSES

Service costs increased to $26.8 million for the six months ended June 30, 1997 from $6.5 million for the six months ended June 30, 1996. The increase was due primarily to the impact of the Company's acquisition and development activities, including increasing costs associated with developing the Company's rapidly growing local switched services and the Company's expanding long distance resale operations.

The Company's SG&A for the six months ended June 30, 1997 were $36.5 million, as compared with SG&A expenses of $15.3 million for the six months ended June 30, 1996. The increase was principally due to the increasing number and continued expansion of the Company's networks, including added personnel costs and marketing activities related to the introduction of switched services.

Depreciation and amortization expense increased to $21.0 million for the six months ended June 30, 1997, from $5.6 million for the six months ended June 30, 1996, as a result of the Company's acquisitions and the continued expansion of the Company's networks.


  INTEREST INCOME (EXPENSE)

Interest expense totaling $32.9 million was recorded during the six months ended June 30, 1997, as compared to interest expense of $11.6 million for the six months ended June 30, 1996. The primary contributors to the substantial increase in interest expense as compared to the comparable period in the prior year is non-cash interest expense totaling $30.2 million primarily attributable to accretion of the Company's senior discount notes issued during 1996 and to accrued interest related to the issuance of senior notes in May 1997. Interest of $1.6 million was capitalized for the six months ended June 30, 1997, related to network construction projects. For the six months ended June 30, 1997 and 1996, interest income totaling $10.1 million and $6.3 million, respectively, was derived from the Company's available cash and cash equivalents and marketable securities.


  NET LOSS

For the reasons stated above, the Company's net loss before minority interest and extraordinary item increased to $58.8 million for the six months ended June 30, 1997, from $17.5 million for the six months ended June 30, 1996. Minority interests in net losses, representing minority investors' interests in certain of the Company's subsidiaries, totaled $29,000 and $1,138,000 for the six months ended June 30, 1997 and 1996, respectively. As a result, the Company's net loss before extraordinary item was $58.8 million and $16.4 million for the six months ended June 30, 1997 and 1996, respectively. The Company recognized an extraordinary loss of $2.9 million related to the early extinguishment of secured indebtedness on June 30, 1997. Inclusive of extraordinary losses, the Company's net loss for the six months ended June 30, 1997 was $61.6 million as compared to a net loss of $16.4 million for the six months ended June 30, 1996.

  EBITDA

EBITDA decreased to ($15.0) million for the six months ended June 30, 1997, from ($6.6) million for the six months .ended June 30, 1996, a decrease of $8.4 million. The decrease reflects the increasing service and SG&A expenses noted above resulting from the acquisition, development and expansion of the Company's networks.


LIQUIDITY AND CAPITAL RESOURCES

The Company's total assets increased from $879.6 million as of December 31, 1996, to $1,174.6 million at June 30, 1997. The Company's current assets of $392.7 million at June 30, 1997, including cash and cash equivalents and marketable securities of $357.3 million, exceeded current liabilities of $36.3 million, providing working capital of $356.4 million as compared to $435.3 million at December 31, 1996. Network and equipment totaled $531.5 million at June 30, 1997 as compared to $306.5 million at December 31, 1996. Other assets, principally goodwill, net of accumulated amortization, increased to $209.1 million at June 30, 1997, from $99.1 million at December 31, 1996, primarily as a result of the Company's acquisitions of the Phoenix and MAN networks.

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

On May 29, 1997, the Company issued $250 million aggregate principal amount of 10.0% Senior Notes due June 1, 2007. The Company received proceeds net of underwriting fees from the Senior Notes of approximately $242.8 million. Interest on the 10.0% Senior Notes is payable semi-annually, commencing December 1, 1997.

On June 20, 1997, a financial institution committed to fully underwrite a $250 million senior secured credit facility for the Company.

In May 1997, the Company made an additional $4.0 million convertible preferred stock investment in Verio, Inc. (Verio), a privately-held consolidator of ISPs. On June 25, 1997, the Company purchased $50.0 million of 13.5% debt securities in Verio. The Verio debt securities mature on June 15, 2004 and pay interest semi-annually in arrears commencing December 15, 1997. The debt securities include detachable warrants, allowing the Company to purchase common stock in Verio at an exercise price of one cent per share. At June 30, 1997, the Company holds shares of Verio preferred stock which are convertible into an aggregate of

4,664,971 shares of Verio common stock and 400,000 warrants to purchase an additional 704,000 share of Verio common stock, representing an approximate 23% fully diluted equity interest.

On June 30, 1997, the Company repaid $50.0 million in outstanding secured indebtedness with AT&T Credit Corporation. In conjunction with this repayment, an extraordinary loss of approximately $2.9 million was charged to operations, including write-downs of debt issuance costs and interest rate cap arrangements, and applicable prepayment penalties.

The competitive local telecommunications services business is a capital-intensive business. The Company's operations have required and will continue to require substantial capital investment for (i) the installation of electronics for switched services in the Company's operating networks; (ii) the expansion and improvement of the Company's operating systems, including the installation of capabilities to provide other enhanced services; and (iii) the design, construction, development and acquisition of additional networks. For the six months ended June 30, 1997 and 1996, the Company's capital expenditures, primarily for installation of digital switches, expansion of existing networks, and the design, construction, development, and acquisition of new networks totaled $168.7 million and $63.2 million, respectively.

In response to the demand initially encountered for its services, the Company will continue aggressive capital deployment plans for the development and expansion of its existing networks to allow for an increased level of demand-driven capital spending necessary to take full advantage of the opportunities presented by offering a full array of local exchange services. In addition, with the acquisition of MAN, the Company has an opportunity to establish a strategic market presence in Texas, the third largest telecommunications state in the country. The addition of these markets represents a significant increase in the Company's addressable market potential, to 44 markets. The Company currently estimates that it will spend approximately $400 million during 1997 to fund these capital needs (including expenditures on the networks acquired in the MAN acquisition). Such amounts are expected to be funded from the Company's existing cash resources and from existing and future credit facilities.

The Company's strategic plan calls for having systems in operation or under development in a total of 50 cities by the end of 1998, which will require substantial additional capital. The Company expects this expansion into additional cities to be accomplished by the acquisition of existing networks as well as the development of new networks. The Company will continue to evaluate additional revenue opportunities in its existing markets and other strategic initiatives, and as such opportunities may develop, the Company plans to make additional capital investments in its networks that may be required to pursue such opportunities, such as costs required to extend a network or install additional telecommunications equipment to meet specific customer requirements. Due to the number and variability of the factors which could affect the amount of capital that will be required for such purposes, the Company cannot provide a reasonable estimate of such additional capital needs. For example, the size of a particular network to be developed or acquired and the types of electronics installed can impact significantly the amount of capital required. Similarly, the potential cost of acquiring additional networks is not determinable, and it is possible that the Company could acquire existing networks using a variety of financing alternatives. The Company expects to meet such additional capital needs with the proceeds from future credit facilities, sales of additional equity securities and joint ventures. However, there can be no assurance that the Company will be able to raise or generate sufficient funds to enable it to meet all of its strategic objectives. Moreover, there can be no assurance that actual expenditures will not be significantly higher or lower than the Company's current estimates.

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

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This Statement establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. All items that are required to be recognized under accounting standards as components of comprehensive income must be reported in a financial statement with the same prominence as other financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997.


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

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders of the Company held on April 29, 1997, four proposals described in the Notice of Annual Meeting of Stockholders dated March 28, 1997, were voted upon.

1. The shareholders elected three directors, Messrs. Robert F. Benbow and Ronald H. VanderPol and Ms. Carol deB. Whitaker.

                       Directors          For      Withheld
                  -------------------  ----------  ---------
                  Robert F. Benbow     28,127,569     19,513
                  Ronald H. VanderPol  26,720,494  1,426,588
                  Carol deB. Whitaker  28,050,986     96,096

2. The proposal to approve an amendment to the Company's Restated Certificate of Incorporation to, among other things, increase the authorized number of shares of Common Stock from 50 million shares to 150 million shares was approved by a vote of 25,729,770 in favor to 2,396,837 against, with 20,475 abstaining and 0 broker non-votes.

3. The proposal to approve the adoption of the Brooks Fiber Properties, Inc. 1997 Stock Incentive Plan was approved by a vote of 18,707,151 in favor to 7,644,274 against, with 29,083 abstaining and 1,766,574 broker non-votes.

4. The proposal to ratify the appointment of KPMG Peat Marwick LLP as independent auditors for the fiscal year ending December 31, 1997, was approved by a vote of 28,133,179 in favor to 9,623 against, with 4,280 abstaining.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibit No.
    (Reference to Item 601(b)
    of Regulation S-K)                          Description
    -------------------------  -------------------------------------------------

              3.1 Second Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-4 (File No. 333-29427) filed with the Commission on June 17, 1997 (the
                               ("June Form S-4")

              3.2 By-laws of the Company, as amended on April 29, 1997 (incorporated by reference to Exhibit 3.2 to the June Form S-4)

              4.1 Rights Agreement dated February 29, 1996 between the Company and The Boatmen's Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-1 (File No. 333-1924) filed with the Commission on March 4, 1996 (the "IPO Form S-1"))

              4.2 Amended and Restated Stockholders Agreement dated as of June 15, 1995 (incorporated by reference to Exhibit 4.3 to the IPO Form S-1)

              4.3 Amended and Restated Registration Rights Agreement dated as of June 15, 1995 (incorporated by reference to Exhibit 4.4 to the IPO Form S-1)

              10.1 Change of Control Severance Agreement effective April 8, 1997, between the Company and
                               James C. Allen

              10.2 Change of Control Severance Agreement effective April 8, 1997, between the Company and
                               D. Craig Young

              10.3 Change of Control Severance Agreement effective April 8, 1997, between the Company and
                               David L. Solomon

              10.4 Change of Control Severance Agreement effective April 8, 1997, between the Company and
                               John C. Shapleigh

              11               Statement Regarding Computation of Per Share
                               Earnings

              27 Financial Data Schedule (furnished to the Securities and Exchange Commission for Electronic Data Gathering, Analysis, and Retrieval [EDGAR] purposes only)

(b) Reports on Form 8-K

    During the quarter for which this report is filed, the Company filed the following Current Reports on Form 8-K:

    Dates of Earliest
    Events Reported             Item No.
    --------------------------  ------------------------------------------------

    March 28, 1997              5.  Other Events

    March 31, 1997              5.  Other Events

    May 5, 1997 (as amended by
    Amendment No. 1 thereto)    2.  Acquisition or Disposition of Assets

                                7.  Financial Statements, Pro Forma
                                    Financial Information and Exhibits*

    May 29, 1997                5.  Other Events

    June 20, 1997               5.  Other Events

    ----------
    *  The following financial statements were filed therewith:

       a) Audited balance sheet of Metro Access Networks, Inc. (MAN) as of December 31, 1996, and the related statements of operations, changes in stockholders' equity and cash flows for the period then ended.

       b) Unaudited pro forma combined consolidated financial information giving effect to the acquisition of MAN as of and for the year ended December 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        BROOKS FIBER PROPERTIES, INC.
                                        (Registrant)

Date:  August 14, 1997                  By: /S/ James C. Allen
                                            ------------------------------------
                                            James C. Allen
                                            (Chief Executive Officer)

Date:  August 14, 1997                  By: /S/ David L. Solomon
                                            ------------------------------------
                                            David L. Solomon
                                            (Principal Financial Officer)

                                  EXHIBIT INDEX
                                                                     Sequential
Exhibit Number  Description                                          Page Number
--------------  ---------------------------------------------------  -----------

3.1 Second Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-4 (File No. 333-29427) filed with the Commission on June 17, 1997 (the ("June Form S-4")

3.2 By-laws of the Company, as amended on April 29, 1997 (incorporated by reference to Exhibit 3.2 to the June Form S-4)

4.1 Rights Agreement dated February 29, 1996 between the Company and The Boatmen's Trust Company, as Rights Agent (incorporated by reference to Exhibit
                4.2 to the Company's Registration Statement on Form S-1 (File No. 333-1924) filed with the Commission on March 4, 1996 (the "IPO Form S-1"))

4.2 Amended and Restated Stockholders Agreement dated as of June 15, 1995 (incorporated by reference to Exhibit 4.3 to the IPO Form S-1)

4.3 Amended and Restated Registration Rights Agreement dated as of June 15, 1995 (incorporated by reference to Exhibit 4.4 to the IPO Form S-1)

10.1            Change of Control Severance Agreement effective          28 - 40
                April 8, 1997, between the Company and James C.
                Allen

10.2            Change of Control Severance Agreement effective          41 - 53
                April 8, 1997, between the Company and D. Craig
                Young

10.3            Change of Control Severance Agreement effective          54 - 66
                April 8, 1997, between the Company and David L.
                Solomon

10.4            Change of Control Severance Agreement effective          67 - 80
                April 8, 1997, between the Company and John C.
                Shapleigh

11              Computation of Earnings Per Share                             81

27              Financial Data Schedule (furnished to the                     82
                Securities and Exchange Commission for Electronic
                Data Gathering, Analysis, and Retrieval [EDGAR] purposes only)