Form 10-Q
period 1997-09-30
BROOKS FIBER PROPERTIES INC
filed 1997-11-14
CIK 915509

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1997

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                 to
                                    --------------     ---------------

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

Shares of Common Stock, par value $.01, outstanding at November 7, 1997:
38,907,148

Exhibit Index is on page 26.

                 BROOKS FIBER PROPERTIES, INC. AND SUBSIDIARIES


                         PART I - Financial Information

                                                                        Page No.


Item 1.  Financial Statements

         Consolidated Balance Sheets as of September 30, 1997
         and December 31, 1996                                                3

         Consolidated Statements of Operations for the Three
         Months and Nine Months Ended September 30, 1997 and 1996             4

         Consolidated Statement of Changes in Shareholders'
         Equity for the Nine Months Ended September 30, 1997                  5

         Consolidated Statement of Cash Flows for the
         Nine Months Ended September 30, 1997 and 1996                        6

         Notes to Consolidated Financial Statements                      7 - 13

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                  14 - 23


                           Part II - Other Information

Item 6.  Exhibit(s) and Reports on Form 8-K                                  24

Signatures                                                                   25


                                                  BROOKS FIBER PROPERTIES, INC.
                                                   Consolidated Balance Sheets


                                                                          September 30, 1997                December 31, 1996
                                                                      ---------------------------       ---------------------------
                                                                             (Unaudited)
                                                        ASSETS
CURRENT ASSETS:
      Cash and cash equivalents                                       $              117,761,000        $              261,880,000
      Marketable securities, at cost                                                 110,215,000                       182,304,000
                                                                      ---------------------------       ---------------------------
                                                                                     227,976,000                       444,184,000
      Accounts receivable, net                                                        28,117,000                        13,989,000
      Other current assets                                                            18,200,000                        11,989,000
                                                                      ---------------------------       ---------------------------
                 Total current assets                                                274,293,000                       470,162,000

NETWORKS AND EQUIPMENT, at cost                                                      653,117,000                       306,455,000
      Less accumulated depreciation and amortization                                  45,440,000                        16,114,000
                                                                      ---------------------------       ---------------------------
NETWORKS AND EQUIPMENT, net                                                          607,677,000                       290,341,000

INVESTMENT IN MINORITY-OWNED VENTURE                                                  74,009,000                        20,000,000

OTHER ASSETS, net                                                                    211,276,000                        99,078,000
                                                                      ---------------------------       ---------------------------
                                                                      $            1,167,255,000        $              879,581,000
                                                                      ===========================       ===========================


                                               LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable                                                $               11,193,000        $                6,511,000
      Accrued liabilities                                                             29,609,000                        17,915,000
      Other current liabilities                                                        1,153,000                        10,511,000
                                                                      ---------------------------       ---------------------------
                 Total current liabilities                                            41,955,000                        34,937,000
                                                                      ---------------------------       ---------------------------

LONG-TERM DEBT, net of current portion                                               796,080,000                       552,810,000

MINORITY INTERESTS                                                                     3,395,000                                 -

COMMON STOCK, subject to redemption, $.01 par value,
      2,016,000 shares issued and outstanding                                         25,200,000                        25,200,000

SHAREHOLDERS' EQUITY:
      Common stock, $.01 par value, 150,000,000 shares authorized,
        36,493,508 and 29,066,139 shares issued and outstanding                          365,000                           291,000
      Additional paid-in capital                                                     456,093,000                       323,850,000
      Accumulated deficit                                                          (155,833,000)                      (57,507,000)
                                                                      ---------------------------       ---------------------------
                 Total shareholders' equity                                          300,625,000                       266,634,000
                                                                      ---------------------------       ---------------------------
                                                                      $            1,167,255,000        $              879,581,000
                                                                      ===========================       ===========================


See accompanying notes to consolidated financial statements.


                                                      BROOKS FIBER PROPERTIES, INC.

                                               Consolidated Statements of Operations
                                                            (Unaudited)
                                                     Three Months Ended September 30             Nine Months Ended September 30
                                                 ----------------------------------------    ---------------------------------------
                                                        1997                  1996                   1997                 1996
                                                 -------------------   ------------------    -------------------   -----------------
Revenues                                         $      35,856,000     $      12,943,000     $       84,192,000    $     28,147,000

Expenses:
     Service costs                                      19,423,000             6,125,000             46,227,000          12,585,000
     Selling, general & administrative expenses         22,736,000            10,158,000             59,222,000          25,504,000
     Depreciation and amortization                      15,397,000             4,265,000             36,420,000           9,859,000
                                                 -------------------   -------------------   -------------------   -----------------
                                                        57,556,000            20,548,000            141,869,000          47,948,000
                                                 -------------------   -------------------   -------------------   -----------------
            Loss from operations                       (21,700,000)           (7,605,000)           (57,677,000)        (19,801,000)

Other income (expense):
     Interest income                                     5,710,000             4,816,000             15,814,000          11,074,000
     Interest expense                                  (20,723,000)           (7,653,000)           (53,671,000)        (19,250,000)
                                                 -------------------   -------------------   -------------------   -----------------
            Loss before minority interest              (36,713,000)          (10,442,000)           (95,534,000)        (27,977,000)

Minority interest in share of loss                          36,000               451,000                 65,000           1,590,000
                                                 -------------------   -------------------   -------------------   -----------------
            Net loss before extraordinary item         (36,677,000)           (9,991,000)           (95,469,000)        (26,387,000)

Extraordinary loss on debt extinguishment                        -                     -            (2,857,000)                   -
                                                 -------------------   -------------------   -------------------   -----------------
            Net loss                             $     (36,677,000)    $      (9,991,000)    $      (98,326,000)   $    (26,387,000)
                                                 ===================   ===================   ===================   =================


Pro forma loss per common and common
    equivalent share before extraordinary item   $           (0.96)    $           (0.35)    $            (2.69)   $          (1.10)

Pro forma net loss per common and common
    equivalent share for extraordinary item                     -                     -                   (0.08)                   -
                                                 -------------------   -------------------   -------------------   -----------------

Pro forma loss per common and common
    equivalent share                             $           (0.96)    $           (0.35)    $            (2.77)   $          (1.10)
                                                 ===================   ===================   ===================   =================

Pro forma weighted average number of
    shares outstanding                                   38,107,350            28,368,352             35,495,798         24,071,672
                                                 ===================   ===================   ===================   =================



     See accompanying notes to consolidated financial statements


                                                   BROOKS FIBER PROPERTIES, INC.

                                     CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                                                            (Unaudited)

                                                 Common Stock                                                            Total
                                     -------------------------------------      Additional         Accumulated        Shareholders'
                                           Shares             Amount         Paid-In Capital         Deficit             Equity
                                     ------------------  -----------------  -----------------  -------------------- ----------------
Balance, December 31, 1996                  29,066,139   $        291,000   $    323,850,000   $      (57,507,000)  $   266,634,000

Issuance of common stock in
    connection with secondary
    offering, net                            1,008,514             10,000         23,211,000                     -       23,221,000


Issuance of common stock in
    connection with acquisitions             5,186,226             52,000         97,654,000                     -       97,706,000


Options exercised                            1,186,069             12,000         10,508,000                     -       10,520,000

Issuance of common stock in
    connection with employee stock
    purchase plan                               46,560                  -            870,000                     -          870,000

Net loss                                             -                  -                  -          (98,326,000)      (98,326,000)


                                     ------------------  -----------------  ------------------ -------------------- ----------------
Balance, September 30, 1997                 36,493,508   $        365,000   $     456,093,000  $     (155,833,000)  $   300,625,000
                                     ==================  =================  ================== ==================== ================


See accompanying notes to consolidated financial statements


                                                 BROOKS FIBER PROPERTIES, INC.
                                              Consolidated Statements of Cash Flows
                                                           (Unaudited)
                                                                                     Nine Months Ended September 30
                                                                       ------------------------------------------------------------
                                                                                 1997                              1996
                                                                       --------------------------       ---------------------------
Cash flows from operating activities:
     Net loss before extraordinary items                               $            (95,469,000)        $             (26,387,000)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
         Depreciation and amortization                                                36,420,000                         9,859,000
         Non-cash interest expense                                                    50,883,000                        19,026,000
         Minority interests                                                             (65,000)                       (1,590,000)
         Changes in assets and liabilities, net of effects
           from acquisitions:
              Accounts receivable                                                   (13,270,000)                       (5,578,000)
              Accounts payable and accrued expenses                                  (5,801,000)                         (147,000)
              Other, net                                                             (2,849,000)                       (3,674,000)
                                                                       --------------------------       ---------------------------
                  Net cash used in operating activities                             (30,151,000)                       (8,491,000)
                                                                       --------------------------       ---------------------------

Cash flows from investing activities:
     Purchase of networks and equipment                                            (290,340,000)                     (134,348,000)
     Purchase of marketable securities                                             (142,250,000)                     (250,123,000)
     Maturity of marketable securities                                               214,338,000                       122,994,000
     Investment in minority-owned venture                                           (54,009,000)                       (5,000,000)
     Increase in other assets                                                       (17,159,000)                       (9,353,000)
     Payment for acquisitions, net of cash acquired                                 (52,765,000)                       (2,705,000)
                                                                       --------------------------       ---------------------------
                  Net cash used in investing activities                            (342,185,000)                     (278,535,000)
                                                                       --------------------------       ---------------------------

Cash flows from financing activities:
     Issuance of common stock, net                                                    34,611,000                       185,500,000
     Issuance of preferred stock and subscriptions
       receivable payments, net                                                                -                         1,106,000
     Minority investment in subsidiary                                                 3,460,000                         7,991,000
     Proceeds from long-term debt, net                                               241,501,000                       238,926,000
     Repayment of long-term debt and capital leases, net                            (50,424,000)                       (3,376,000)
     Other financing activities                                                        (931,000)                                 -
                                                                       --------------------------       ---------------------------
                  Net cash provided by financing activities                          228,217,000                       430,147,000
                                                                       --------------------------       ---------------------------
                  Net increase (decrease) in cash                                  (144,119,000)                       143,121,000

Cash, beginning of period                                                            261,880,000                        59,913,000
                                                                       --------------------------       ---------------------------
Cash, end of period                                                    $             117,761,000        $              203,034,000
                                                                       ==========================       ===========================

Supplemental disclosure of cash flow information:
     Cash paid during the period for interest                          $               2,788,000        $                  221,000
                                                                       ==========================       ===========================

See accompanying notes to consolidated financial statements.

                          BROOKS FIBER PROPERTIES, INC.

                   Notes to Consolidated Financial Statements



1.        BASIS OF PRESENTATION

          The consolidated balance sheet of Brooks Fiber Properties, Inc. ("BFP" or the "Company") at December 31, 1996 was obtained from the Company's audited balance sheet as of that date. All other financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Operating results for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. The Company's accounting policies and certain other disclosures are set forth in the notes to the Company's audited consolidated financial statements as of and for the year ended December 31, 1996.


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

          Effective May 5, 1997, the Company acquired 100% of the stock of Metro Access Networks, Inc. (MAN), a competitive local exchange carrier with networks in operation or under construction in Dallas, Fort Worth, Houston, San Antonio, Austin, Corpus Christi and Waco, Texas. The purchase price was paid through the issuance by the Company of an aggregate of 4,586,226 shares of common stock valued at current market value and cash payments of approximately $6.5 million. The following unaudited condensed pro forma information presents the results of operations of the Company for the nine months ended September 30, 1997, as if the above transaction has occurred on January 1, 1997:

                Revenue                            $      85,422,000
                Loss before minority interest      $   (100,452,000)

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

          In May 1997, the Company made an additional $4.0 million convertible preferred stock investment in Verio, Inc. (Verio), a privately-held consolidator of Internet service providers (ISPs). On June 25, 1997, the Company purchased $50.0 million in debt securities in Verio. The Verio debt securities mature on June 15, 2004, and pay interest at the rate of 13-1/2% per annum semi-annually in arrears commencing December 15, 1997. The debt securities include detachable warrants, allowing the Company to purchase common stock in Verio at an exercise price of one cent per share. The investment in Verio is classified as Investment in Minority-Owned Venture on the Company's consolidated balance sheet. At September 30, 1997, the Company held shares of Verio preferred stock which are convertible into an aggregate of 4,664,971 shares of Verio common stock and 400,000 warrants to purchase an additional 704,000 shares of Verio common stock.

5.        MERGER AGREEMENT

          The Company has agreed, subject to the terms and conditions of an Amended and Restated Agreement and Plan of Merger dated as of October 1, 1997 (Merger Agreement) with WorldCom, Inc. (WorldCom), to merge with a wholly-owned subsidiary of WorldCom. Upon consummation of the proposed merger, the Company would become a wholly-owned subsidiary of WorldCom, and each share of the Company's common stock would be converted into the right to receive a number of shares of WorldCom common stock equal to the exchange ratio provided for in the Merger Agreement. If the average trading price per share of the WorldCom common stock during the twenty (20) trading day period ending on the fourth trading day prior to the closing date of the proposed merger is $35.15 or above, the exchange ratio will be fixed at 1.65 shares of WorldCom common stock for each share of the Company's common stock. If such average trading price is below $35.15 per share but equal to or above $31.35 per share, the exchange ratio will convert to a fluctuating ratio based on a fixed price of $58.00 per share of the Company's common stock. If such average trading price is below $31.35 per share, the exchange ratio will be fixed at 1.85 shares of WorldCom common stock for each share of the Company's common stock. The proposed merger is subject to a vote of the Company's stockholders, regulatory approvals, required consents and other closing conditions.

          WorldCom is one of the largest telecommunications companies in the United States, serving local, long distance and Internet customers domestically and internationally. WorldCom provides telecommunications services to business, government, telecommunications companies and consumer customers.


6.        NETWORKS AND EQUIPMENT

          Networks and equipment consist of the following:

                                                     September 30,  December 31,
                                                         1997           1996
                                                     -------------  ------------
          Telecommunications networks                $ 359,487,000  $170,687,000
          Electronic and related equipment             198,841,000    85,050,000
          Office equipment and furniture                40,702,000    22,625,000
          Leasehold improvements and other equipment    28,319,000    14,456,000
          Land and buildings                            25,768,000    13,637,000
                                                     -------------  ------------
                                                       653,117,000   306,455,000
          Less accumulated depreciation                 45,440,000    16,114,000
                                                     -------------  ------------
                                                     $ 607,677,000  $290,341,000
                                                     =============  ============

          As of September 30, 1997 and December 31, 1996, networks and equipment include $64,421,000 and $21,875,000, respectively, of networks in progress that are not in service and, accordingly, have not been depreciated. In addition, for the nine months ended September 30, 1997 and September 30, 1996, interest totaling $2,633,000 and $1,239,000, respectively, has been capitalized in connection with the Company's network construction projects.


7.        OTHER ASSETS

          Other assets consist of the following:

                                                 September 30,      December 31,
                                                     1997              1996
                                                 -------------     -------------
          Goodwill                               $ 160,807,000     $  65,648,000
          Debt issuance costs                       27,935,000        20,437,000
          Organization, development, and
             pre-operating costs                    26,960,000        13,756,000
          Rights-of-way and other                    9,214,000         3,604,000
          Interest rate cap arrangement                150,000         1,511,000
                                                 -------------     -------------

                                                   225,066,000       104,956,000
          Less accumulated amortization             13,790,000         5,878,000
                                                 -------------     -------------
                                                 $ 211,276,000     $  99,078,000
                                                 =============     =============

8.        LONG-TERM DEBT AND EXTRAORDINARY LOSS

          On  June  30,  1997,   the   Company   prepaid   $50.0  million  in
          outstanding secured indebtedness with AT&T Credit Corporation. In conjunction with this prepayment, an extraordinary loss of approximately $2.9 million was charged to operations, including write-downs of debt issuance costs and interest rate cap arrangements, and applicable prepayment penalties. On September 10, 1997, the Company repaid $100,000 in outstanding secured indebtedness under a bank credit facility. See Note 13, Subsequent Events, for information concerning the Company's $250 million senior secured bank credit facility concluded on November 5, 1997.

          On May 29, 1997, the Company issued $250 million of 10.0% Senior Notes due June 1, 2007. Interest on the 10.0% Senior Notes is payable semi-annually, commencing December 1, 1997. On or after June 1, 2002, the Senior Notes will be redeemable at the option of the Company, in whole or in part from time to time at the following prices (expressed in percentages of the principal amount at the stated maturity), if redeemed during the twelve months beginning June 1 of the years indicated below, with interest accrued to the redemption date:

                  Year                   Redemption Price
                  ----                   ----------------
                  2002                       105.000%
                  2003                       103.333%
                  2004                       101.667%
                  2005 and thereafter        100.000%

          The Senior Notes are senior unsecured obligations of the Company. Under certain conditions related to a change in control of the Company (which would include the proposed merger with WorldCom), the Company may be required to repurchase all or any part of its outstanding senior indebtedness.


9.        SHAREHOLDERS' EQUITY

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


10.       STOCK OPTIONS AND WARRANTS

          The  Company's  1993  Stock  Option Plan  (1993 Plan)  authorizes the granting of options and stock appreciation rights covering up to 3,400,000 shares of common stock. On February 18, 1997, the Compensation Committee of the Board of Directors adopted and approved the Company's 1997 Stock Incentive Plan which authorizes the issuance of an additional 3,000,000 shares of common stock; stockholders' approval was subsequently obtained at the 1997 Annual Meeting of Stockholders on April 29, 1997. Stock options are granted with an exercise price equal to the stock's fair market value at the date of grant and generally vest over a period of three years from the date of grant.

          Stock option activity for the Company's Stock Option Plans for the nine months ended September 30, 1997 is as follows:

                                              Number           Price per Share
                                            ----------         ---------------
          Balance, December 31, 1996         2,750,186         $4.00 - $33.75
                  Granted                    1,419,940         $21.75 - $39.0625
                  Exercised                 (1,186,069)        $4.00 - $25.50
                  Canceled                    (299,930)        $4.00 - $32.00
                                            -----------        -----------------
          Balance, September 30, 1997        2,684,127         $4.00 - $39.0625

          At  September  30, 1997,  outstanding   warrants  totaled  409,860 at
          prices per share ranging from $11.35 to $31.04. On March 11, 1997, the Board of Directors of the Company approved a one-year extension of the expiration dates of stock warrants covering an aggregate of 345,600 shares of common stock which otherwise were scheduled to expire on various dates from March 31, 1997 through May 31, 1997.


11.       PRO FORMA LOSS PER SHARE

          Pro forma loss per share has been computed using the number of shares of common stock and common stock equivalents outstanding. The weighted average number of shares used in computing pro forma loss per share was 38,107,350 and 35,495,798 for the three and nine month periods ended September 30, 1997, respectively, and 28,368,352 and 24,071,672 for the three and nine month periods ended September 30, 1996, respectively. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, shares issued and stock options and warrants granted at prices below the initial public offering price of $27.00 per share during the twelve-month period preceding the date of the Company's initial filing of the Registration Statement related to such initial public offering (May 2, 1996) have been included in the calculation of common stock equivalent shares for the nine months ended September 30, 1996, using the treasury stock method, as if they were outstanding for the entire six-month period ended June 30, 1996. For the three and nine months ended September 30, 1997, the weighted average number of shares was based on common stock outstanding and does not include common stock equivalents as their inclusion would be anti-dilutive.


12.       COMMITMENTS AND CONTINGENCIES

          During September 1995, GST Tucson Lightwave, Inc. (Lightwave) was permitted to intervene in litigation originally filed by Brooks Fiber Communications of Tucson, Inc. a wholly-owned subsidiary of BFP (BFC Tucson). Lightwave filed a counterclaim against BFC Tucson, BFP and Tucson Electric Power Company (TEP) charging BFC Tucson, BFP and TEP with violations of antitrust laws, all of which stem from an agreement between BFC Tucson and TEP that allowed BFC Tucson exclusive rights, for one year, to utilize certain of TEP's rights-of-way. The original causes of action have been settled; however, the counterclaim by Lightwave is currently still pending. The Company believes the claim to be without merit and intends to vigorously defend against this action. The Company believes that resolution of the matter will not have a material adverse effect on the financial condition or results of operations of the Company.


13.       SUBSEQUENT EVENTS

          On   November  5,  1997,  the  Company   concluded   its  previously
          announced $250 million senior secured bank credit facility (the Credit Facility), to be available to finance capital expenditures and provide working capital. The Credit Facility has a seven year term and bears interest at rates selected by the Company under terms of the Credit Facility, including a Base Rate or reserve adjusted London Interbank Offering Rate (LIBOR), plus applicable margin. The applicable margin for Base Rate borrowings varies from 0.0% to 1.00%, and the applicable margin for LIBOR rate borrowings varies from 0.625% to 2.00%, which rates will be determined based upon the Company's leverage ratio during each quarterly period. Interest is payable quarterly for Base Rate borrowings and in varying periods, depending on the interest periods, not to exceed six months, for LIBOR rate borrowings. The Credit Facility contains certain restrictive operating and financial covenants, including limitations on acquisitions, incurrence of additional indebtedness, payment of dividends and asset sales. The Credit Facility is also subject to an annual commitment fee, payable quarterly, ranging from 0.25% to 0.375%, which rates will be determined based upon the Company's leverage ratio during each quarterly period. There are no borrowings currently outstanding under the Credit Facility.

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


OVERVIEW

The Company is a leading facilities-based provider of competitive local telecommunications services, commonly referred to as a competitive local exchange carrier (CLEC), in selected markets within the United States. The Company competes with incumbent local exchange carriers (ILECs) by providing high quality, integrated local telecommunications services over fiber optic digital networks to meet the voice, data and video transmission needs of its customers. The Company's customers are principally inter-exchange carriers
(IXCs), internet service providers (ISPs), wireless carriers, telecommunications-intensive business, government, and institutional end users and residential customers. The Company offers these customers technologically advanced local telecommunications services as well as superior customer service, flexible pricing and route diversity.

The  Company's  goal  is  to  become   the  primary  full-service  provider  of
competitive local telecommunications services to its customers in selected cities by offering superior products with excellent customer service at prices below those charged by the ILECs. The principal elements of the Company's strategy include targeting selected U.S. markets with an emphasis on second- and third-tier markets, aggressively pursuing switched services opportunities, further building out existing systems and expanding service offerings. The Company provides these services in an expanding number of U. S. markets. As of September 30, 1997, the Company had networks in operation or under construction in a total of 44 U. S. cities. The Company plans to expand its network operations to have systems in operation or under construction in a total of 50 cities by the end of 1998. As of September 30, 1997, the Company had a total of 28 digital telephone switches installed serving a total of 33 of its operating networks. The Company plans to leverage its networks and customer relationships by offering local dial tone, switched access termination and origination services, centrex and desktop products in all of its operating networks. The Company is also expanding its capabilities to provide flexible enhanced services that compliment its switch-based services. Such enhanced services include, among others, high speed video transport, frame relay and ATM-based packet transport services, and Internet access products.

In order to capitalize on the competitive dynamics of the changing IXC/ILEC relationships, the Company has established close business alliances with major IXCs, including preferred vendor relationships. In accordance with this strategy, the Company and MCI Communications Corporation (MCI) have entered into agreements which provide that, until September 30, 2001, the Company will be MCI's preferred provider of certain local access services. During the nine months ended September 30, 1997, this relationship was expanded to include 37 of the Company's 44 markets. Also during February 1997, the Company and AT&T Communications, Inc. (AT&T Communications), a wholly-owned subsidiary of AT&T Corp. (AT&T), announced the first national agreement between AT&T and a CLEC, whereby AT&T will begin utilizing the Company's networks to originate and terminate the calls of AT&T customers served by the Company's networks. The agreement represents a further expansion of the Company's relationship with AT&T and provides for origination and termination of customer calls to be completed through the Company's networks nationwide, thus bypassing the ILEC. The Company believes preferred vendor relationships with IXCs provide opportunities to leverage its partners' sales channels and market support to sell the Company's products and services and expand the Company's potential revenue base. In addition, the Company believes that relationships with IXCs facilitate its entry into new markets by providing access between the IXCs and their customers.

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

The  development  of  the  Company's   businesses  and  the   construction,
acquisition and expansion of its networks require significant expenditures, a substantial portion of which is incurred before the realization of revenues. These expenditures, together with the associated early operating expenses, result in negative EBITDA until an adequate customer base may be established. However, as this customer base grows, the Company expects incremental revenues can be added within operating networks with minimal additional expense, providing significant EDITDA contributions. The Company also incurs ongoing capital expenditures with respect to both existing and new systems which are directly related to the installation of new revenue-producing services.

The following table provides selected statistical and financial data for the Company as of the dates indicated:

                                      As of September 30,
                                   ------------------------      Percentage
                                       1997          1996         Increase
                                   ------------  ----------   ------------------

Cities in operation                         34          22            55%
Cities under construction                   10           8            25%
Buildings connected - on-net             1,667         734           127%
Buildings connected - off-net            2,202         913           141%
Route miles                              2,177         787           177%
Fiber miles                            180,179      50,572           256%
Switches installed                          28          17            65%
CLEC lines in service                   80,019      13,107           511%
VGE circuits                         1,041,275     358,640           190%
Number of employees                      1,605         711           126%
Total Assets
(dollars in thousands)              $1,167,255    $637,350            83%
                                   ===========   ==========   ==================


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

REVENUE

The Company's revenues increased to $35.9 million for the three months ended September 30, 1997 from $12.9 million for the three months ended September 30, 1996, an increase of 177%. The increase in revenues reflects the impact of the Company's acquisition and development activities, including an increase in the number of networks in operation to 34 at September 30, 1997 from 22 at September 30, 1996, as well as increased utilization of the Company's network facilities arising from the sales of additional services to current and new customers. A significant contributor to the overall revenue growth has been the continued growth of local switched service revenues. Local switched services revenues for the three months ended September 30, 1997 totaled $11.0 million as compared to $2.2 million for the three month period ended September 30, 1996. Total CLEC lines in service increased 44% sequentially to 80,019 at September 30, 1997, from 55,406 at June 30, 1997, and increased 511% from 13,107 at
September 30, 1996.

COSTS AND EXPENSES

Service  costs   increased   to $19.4  million  for the  three  months  ended
September 30, 1997 from $6.1 million for the three months ended September 30, 1996. The increase was due primarily to the impact of the Company's acquisition and development activities, including increasing costs associated with developing the Company's rapidly growing local switched services business and the Company's expanding long distance resale operations. Service costs primarily represent the portion of total operating expenses paid to third parties for unbundled loop charges and other local and long distance service costs, including right-of-way fees and ILEC and IXC collocation costs. Also included are salaries and benefits associated with the technical operations of the networks and other network costs.

The Company's selling, general and administrative expenses (SG&A) for the three months ended September 30, 1997 were $22.7 million, as compared with SG&A expenses of $10.2 million for the three months ended September 30, 1996. The increase was principally due to the increasing number and continued expansion of the Company's networks, including added personnel costs and marketing activities related to the introduction of switched services. There is typically a period of higher SG&A expense and a lag time in the generation of revenues following the acquisition and development of the Company's networks. Management expects SG&A expenses to continue to increase during the remainder of 1997 as the Company continues to expand its networks, services and marketing activities. However, SG&A expense as a percentage of revenues declined to 63.4% of revenues for the three months ended September 30, 1997, as compared to 78.5% for the three months ended September 30, 1996.

Depreciation and amortization expense increased to $15.4 million for the three months ended September 30, 1997, from $4.3 million for the three months ended September 30, 1996, as a result of the Company's acquisitions and the continued expansion of the Company's networks.


INTEREST INCOME (EXPENSE)

Interest expense totaling $20.7 million was recorded during the three months ended September 30, 1997, as compared to interest expense of $7.7 million for the three months ended September 30, 1996. The primary contributor to the substantial increase in interest expense as compared to the comparable period in the prior year is non-cash interest expense totaling $21.0 million attributable to accretion of the Company's senior discount notes issued during 1996 and to accrued interest related to the issuance of the Company's senior notes in May 1997. Interest capitalized in connection with the Company's network construction projects was $992,000 for the quarter ended September 30, 1997, as compared to $802,000 for the quarter ended September 30, 1996. For the quarters ended September 30, 1997 and 1996, interest income totaling $5.7 million and $4.8 million, respectively, was derived from the Company's available cash and cash equivalents and marketable securities.

NET LOSS

For the reasons stated above, the Company's net loss before minority interest increased to $36.7 million for the three months ended September 30, 1997, from $10.4 million for the three months ended September 30, 1996. Minority interests in net losses, representing minority investors' interests in certain of the Company's subsidiaries, totaled $36,000 and $451,000 for the three months ended September 30, 1997 and 1996, respectively.


EBITDA

Earnings before interest, taxes, depreciation, amortization, minority interest and extraordinary items (EBITDA) decreased to ($6.3) million for the three months ended September 30, 1997, from ($3.3) million for the three months ended September 30, 1996, a decrease of $3.0 million. The decrease reflects the increasing service and SG&A expenses noted above resulting from the acquisition, development and expansion of the Company's networks. However, EBITDA increased sequentially to ($6.3) million for the three months ended September 30, 1997, from ($8.6) million for the three months ended June 30, 1997, reflecting the increasing revenues and a decline in the growth of service and SG&A expenses as economies of scale are being achieved. EBITDA is a measure commonly used in the telecommunications industry and is presented to assist in an understanding of the Company's operating results and is not intended to represent cash flow or results of operations in accordance with generally accepted accounting principles.


NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

REVENUE

The Company's revenues increased to $84.2 million for the nine months ended September 30, 1997 from $28.1 million for the nine months ended September 30, 1996, an increase of 199%. The increase in revenues reflects the impact of the Company's acquisition and development activities as well as increased utilization of the Company's network facilities arising from the sales of additional services to current and new customers. A significant contributor to the overall revenue growth has been the continued growth of local switched service revenues. Local switched services revenues for the nine months ended September 30, 1997 totaled $23.5 million as compared to $4.4 million for the nine month period ended September 30, 1996.

COSTS AND EXPENSES

Service  costs  increased   to  $46.2   million  for the  nine  months  ended
September 30, 1997 from $12.6 million for the nine months ended September 30, 1996. The increase was due primarily to the impact of the Company's acquisition and development activities, including increasing costs associated with developing the Company's rapidly growing local switched services and the Company's expanding long distance resale operations.

The Company's SG&A for the nine months ended September 30, 1997 were $59.2 million, as compared with SG&A expenses of $25.5 million for the nine months ended September 30, 1996. The increase was principally due to the increasing number and continued expansion of the Company's networks, including added personnel costs and marketing activities related to the introduction of switched services. However, SG&A expense as a percentage of revenues declined to 70.3% for the nine months ended September 30, 1997, as compared to 90.6% for the nine months ended September 30, 1996.

Depreciation and amortization expense increased to $36.4 million for the nine months ended September 30, 1997, from $9.9 million for the nine months ended September 30, 1996, as a result of the Company's acquisitions and the continued expansion of the Company's networks.


INTEREST INCOME (EXPENSE)

Interest expense totaling $53.7 million was recorded during the nine months ended September 30, 1997, as compared to interest expense of $19.3 million for the nine months ended September 30, 1996. The primary contributors to the substantial increase in interest expense as compared to the comparable period in the prior year is non-cash interest expense totaling $51.8 million attributable to accretion of the Company's senior discount notes issued during 1996 and to accrued interest related to the issuance of the Company's senior notes in May 1997. Interest capitalized in connection with the Company's network construction projects was $2.6 million for the nine months ended September 30, 1997, as compared to $1.3 million for the nine months ended September 30, 1996. For the nine months ended September 30, 1997 and 1996, interest income totaling $15.8 million and $11.1 million, respectively, was derived from the Company's available cash and cash equivalents and marketable securities.


NET LOSS

For the reasons stated above, the Company's net loss before minority interest and extraordinary item increased to $95.5 million for the nine months ended September 30, 1997, from $28.0 million for the nine months ended September 30, 1996. Minority interests in net losses, representing minority investors' interests in certain of the Company's subsidiaries, totaled $65,000 and $1.6 million for the nine months ended September 30, 1997 and 1996, respectively. As a result, the Company's net loss before extraordinary items was $95.5 million and $26.4 million for the nine months ended September 30, 1997 and 1996, respectively. The Company recognized an extraordinary loss of $2.9 million related to the early extinguishment of secured indebtedness on June 30, 1997. Inclusive of extraordinary losses, the Company's net loss for the nine months ended September 30, 1997 was $98.3 million as compared to a net loss of $26.4 million for the nine months ended September 30, 1996.

EBITDA

EBITDA decreased to ($21.3) million for the nine months ended September 30, 1997, from ($9.9) million for the nine months ended September 30, 1996, a decrease of $11.4 million. The decrease reflects the increasing service and SG&A expenses noted above resulting from the acquisition, development and expansion of the Company's networks.


LIQUIDITY AND CAPITAL RESOURCES

The Company's total assets increased from $879.6 million as of December 31, 1996, to $1,167.3 million at September 30, 1997. The Company's current assets of $274.3 million at September 30, 1997, including cash and cash equivalents and marketable securities of $228.0 million, exceeded current liabilities of $42.0 million, providing working capital of $232.3 million as compared to $435.3 million at December 31, 1996. Network and equipment totaled $653.1 million at September 30, 1997 as compared to $306.5 million at December 31, 1996. Other assets, principally goodwill, net of accumulated amortization, increased to $211.3 million at September 30, 1997, from $99.1 million at December 31, 1996, primarily as a result of the Company's acquisitions of the Phoenix and MAN networks.

On February 4, 1997, the Company completed a secondary offering of 6,723,429 shares of common stock at a price of $25.00 per share. All of these shares were sold by existing stockholders, and the Company did not receive any proceeds from the sale of these shares. In conjunction with the offering, the underwriters were granted an over-allotment option by the Company at $25.00 per share. This option was fully exercised by the underwriters, and an additional 1,008,514 shares were issued by the Company. Gross proceeds to the Company from this offering totaled approximately $25.2 million, and proceeds net of underwriting discounts and expenses totaled approximately $23.2 million.

On May 29, 1997, the Company issued $250 million aggregate principal amount of 10.0% Senior Notes due June 1, 2007. The Company received proceeds net of underwriting fees from the Senior Notes of approximately $242.8 million. Interest on the 10.0% Senior Notes is payable semi-annually, commencing December 1, 1997.

On November 5, 1997, the Company concluded its previously announced $250 million senior secured bank credit facility (the Credit Facility), to be available to finance capital expenditures and provide working capital. The Credit Facility has a seven year term and bears interest at rates selected by the Company under terms of the Credit Facility, including a Base Rate or reserve adjusted London Interbank Offering Rate (LIBOR), plus applicable margin. The applicable margin for Base Rate borrowings varies from 0.0% to 1.00%, and the applicable margin for LIBOR rate borrowings varies from 0.625% to 2.00%, which rates will be determined based upon the Company's leverage ratio during each quarterly period. Interest is payable quarterly for Base Rate borrowings and in varying periods, depending on the interest periods, not to exceed six months, for LIBOR rate borrowings. The Credit Facility contains certain restrictive operating and financial covenants, including limitations on acquisitions, incurrence of additional indebtedness, payment of dividends and asset sales. The Credit Facility is also subject to an annual commitment fee, payable quarterly, ranging from 0.25% to 0.375%, which rates will be determined based upon the Company's leverage ratio during each quarterly period.

In May 1997, the Company made an additional $4.0 million convertible preferred stock investment in Verio, Inc. (Verio), a privately-held consolidator of ISPs. On June 25, 1997, the Company purchased $50.0 million of 13.5% debt securities in Verio. The Verio debt securities mature on June 15, 2004 and pay interest semi-annually in arrears commencing December 15, 1997. The debt securities include detachable warrants, allowing the Company to purchase common stock in Verio at an exercise price of one cent per share. At September 30, 1997, the Company holds shares of Verio preferred stock which are convertible into an aggregate of 4,664,971 shares of Verio common stock and 400,000 warrants to purchase an additional 704,000 shares of Verio common stock, representing an approximate 24% fully diluted equity interest.

On June 30, 1997, the Company prepaid $50.0 million in outstanding secured indebtedness with AT&T Credit Corporation. In conjunction with this prepayment, an extraordinary loss of approximately $2.9 million was charged to operations, including write-downs of debt issuance costs and interest rate cap arrangements, and applicable prepayment penalties.

On September 10, 1997, the Company repaid $100,000 outstanding under a bank credit facility.

The   competitive   local   telecommunications   services   business  is  a
capital-intensive business. The Company's operations have required and will continue to require substantial capital investment for (i) the installation of electronics for switched services in the Company's operating networks; (ii) the expansion and improvement of the Company's operating systems, including the installation of capabilities to provide other enhanced services; and (iii) the design, construction, development and acquisition of additional networks. For the nine months ended September 30, 1997 and 1996, the Company's capital expenditures, primarily for installation of digital switches, expansion of existing networks, and the design, construction, development and acquisition of new networks totaled $290.3 million and $134.3 million, respectively.

In response to the demand initially encountered for its services, the Company will continue aggressive capital deployment plans for the development and expansion of its existing networks to allow for an increased level of demand-driven capital spending necessary to take full advantage of the opportunities presented by offering a full array of local exchange services. In addition, with the acquisition of MAN, the Company is establishing a strategic market presence in Texas, the third largest telecommunications state in the country. The addition of these markets represents a significant increase in the Company's addressable market potential, to 44 markets. The Company currently estimates that it will spend approximately $400 million during 1997 to fund these capital needs (including expenditures on the networks acquired in the MAN acquisition). Such amounts are expected to be funded from the Company's existing cash resources and from existing credit facilities.

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


MERGER AGREEMENT

The Company has agreed, subject to the terms and conditions of an Amended and Restated Agreement and Plan of Merger dated as of October 1, 1997 (Merger Agreement) with WorldCom, Inc. (WorldCom), to merge with a wholly-owned subsidiary of WorldCom. Upon consummation of the proposed merger, the Company would become a wholly-owned subsidiary of WorldCom, and each share of the Company's common stock would be converted into the right to receive a number of shares of WorldCom common stock equal to the exchange ratio provided for in the Merger Agreement. If the average trading price per share of the WorldCom common stock during the twenty (20) trading day period ending on the fourth trading day prior to the closing date of the proposed merger is $35.15 or above, the exchange ratio will be fixed at 1.65 shares of WorldCom common stock for each share of the Company's common stock. If such average trading price is below $35.15 per share but equal to or above $31.35 per share, the exchange ratio will convert to a fluctuating ratio based on a fixed price of $58.00 per share of the Company's common stock. If such average trading price is below $31.35 per share, the exchange ratio will be fixed at 1.85 shares of WorldCom common stock for each share of the Company's common stock. The proposed merger is subject to a vote of the Company's stockholders, regulatory approvals, required consents and other closing conditions.

WorldCom is one of the largest telecommunications companies in the United States, serving local, long distance and Internet customers domestically and internationally. WorldCom provides telecommunications services to business, government, telecommunications companies and consumer customers.


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

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this report which are not historical facts are forward-looking statements that involve risks and uncertainties. Management wishes to caution the reader that these forward-looking statements, such as the Company's plans to have systems in operation or under construction in a total of 50 cities by the end of 1998 and its plans to offer switched and enhanced services in all of its markets, are only predictions; actual events or results may differ materially as a result of risks facing the Company. Such risks include, but are not limited to, the Company's ability to successfully market its services to current and new customers, access markets, identify, finance and complete suitable acquisitions, design fiber optic backbone routes, install cable and facilities, including switching electronics, and obtain rights-of-way, building access rights and any required governmental authorizations, franchises and permits, all in a timely manner, at reasonable costs and on satisfactory terms and conditions, as well as favorable regulatory, legislative and judicial developments.

PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibit No.
     (Reference to Item 601(b)
     of Regulation S-K)                          Description
     -------------------------  ------------------------------------------------

            3.1 Second Restated Certificate of Incorporation of the Company(incorporated by reference to Exhibit
                                3.1 to the Company's Registration Statement on Form S-4 (File No. 333-29427) filed with the Commission on June 17, 1997 (the "June
                                Form S-4"))

            3.2 By-laws of the Company, as amended on April 29, 1997(incorporated by reference to Exhibit 3.6 to the June Form S-4)

           11                   Statement Regarding Computation of Per Share
                                Earnings

           27 Financial Data Schedule (furnished to the Securities and Exchange Commission for Electronic Data Gathering, Analysis, and Retrieval (EDGAR) purposes only)


(b)  Reports on Form 8-K

     There were no reports on Form 8-K filed by the Company during the quarter for which this report is filed.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  BROOKS FIBER PROPERTIES, INC.
                                         (Registrant)


Date:  November 13, 1997          By:  /S/ James C. Allen
                                       -----------------------------------------
                                       James C. Allen
                                       (Chief Executive Officer)


Date:  November 13, 1997          By:  /S/ David L. Solomon
                                       -----------------------------------------
                                       David L. Solomon
                                       (Principal Financial Officer)

                                  EXHIBIT INDEX


Exhibit
Number    Description
-------   -----------

3.1 Second Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-4 (File No. 333-29427) filed with the Commission on June 17, 1997 (the "June Form S-4"))

3.2 By-laws of the Company, as amended on April 29, 1997 (incorporated by reference to Exhibit 3.6 to the June Form S-4)

11        Computation of Earnings Per Share

27 Financial Data Schedule (furnished to the Securities and Exchange Commission for Electronic Data Gathering, Analysis, and Retrieval (EDGAR) purposes only)