Form 10-K405
period 1997-12-31
BROOKS FIBER PROPERTIES INC
filed 1998-03-31
CIK 915509

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                              ---------------------

                                    FORM 10-K
                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended December 31, 1997
                                                        OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

                         Commission file number 0-28036


                          BROOKS FIBER PROPERTIES, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                DELAWARE                                       43-1656187
      ------------------------------                          ---------------
      (State or Other Jurisdiction of                        (I.R.S. Employer
      Incorporation or Organization)                         Identification No.)


425 Woods Mill Road South, Suite 300, Town & Country, Missouri         63017
--------------------------------------------------------------         -----
        (Address of Principal Executive Offices)                     (Zip Code)

Registrant's telephone number, including area code: (314) 878-1616

Securities registered pursuant to Section 12(b) of the Act:

        Title of Each Class          Name of Each Exchange on Which Registered
        -------------------          -----------------------------------------
                 None                                  None

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $0.01 per share
                     ---------------------------------------
                                (Title of Class)

           Preferred Stock Purchase Rights, par value $0.01 per share
           -----------------------------------------------------------
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days:   Yes  XX   No
                                               ------    ------

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Brooks Fiber Properties, Inc. is a wholly-owned subsidiary of WorldCom, Inc., and there is no market for the registrant's common stock.

         The registrant meets the conditions set forth in General Instruction I.1(a) and (b) of Form 10-K and is, therefore, filing this form with the reduced disclosure format.




                       DOCUMENTS INCORPORATED BY REFERENCE

None.

                                     PART I

ITEM 1.  BUSINESS

Brooks Fiber Properties, Inc. ("Brooks" or the "Company") was founded in 1993 and through its wholly-owned subsidiaries is a leading facilities-based provider of competitive local telecommunications services, commonly referred to as a competitive local exchange carrier (CLEC), in selected markets within the United States. Effective at 11:58 PM on January 29, 1998, WorldCom, Inc. ("WorldCom") acquired the Company pursuant to the merger (the "Merger") of BV Acquisition, Inc., a wholly-owned subsidiary of WorldCom, with and into Brooks. Upon consummation of the Merger, the Company became a wholly-owned subsidiary of WorldCom.

The Company has acquired and constructed its own state-of-the-art fiber optic networks and facilities and leases network capacity from others to provide long distance carriers (IXCs), internet service providers (ISPs), wireless carriers and business, government and institutional end users with an alternative to the incumbent local exchange companies (the ILECs) for a broad array of high quality voice, data, video transport and other telecommunications services. Certain of the Company's subsidiaries located in California currently provide single source integrated local and long distance telecommunications services and facilities management for medium and small businesses utilizing the facilities of other providers. Through GLA, the Company provides a full range of consulting, network engineering and construction, strategic planning, infrastructure planning and design and information system services and solutions for the Company and a wide variety of other telecommunications providers.

The principal elements of the Company's strategy has included targeting selected U.S. markets with an emphasis on second- and third-tier markets, aggressively pursuing switched services opportunities, further building out its existing systems and expanding its service offerings, including local dial tone, switched access termination and origination services, centrex and desktop products. The Company is also expanding its capabilities to provide flexible enhanced services that compliment its switch-based services. Such enhanced services include, among others, high speed video conferencing, frame relay and ATM-based packet transport services, and Internet access products.



ITEM 2.  PROPERTIES

The Company leases network hub sites and other facility locations and sales and administrative offices in each of the cities in which it has operations. The Company owns a 23-acre parcel of land in Town & Country, Missouri, on which it is constructing an operations center. A wholly-owned subsidiary of the Company owns a 42,000 square foot office building in Grand Rapids, Michigan that houses a switch, NMC Center and office facilities.

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



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Omitted under the reduced disclosure format pursuant to General Instructions I(2)(c) of Form 10-K.



PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company is a wholly-owned subsidiary of WorldCom, and there is no market for the Company's common stock.



ITEM 6.  SELECTED FINANCIAL DATA

Omitted under the reduced disclosure format pursuant to General Instruction I(2)(a) of Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included herewith.

OVERVIEW

The Company was founded in 1993 and is a leading facilities-based provider of competitive local telecommunications services, commonly referred to as a competitive local exchange carrier (CLEC), in selected markets within the United States. The Company acquires and constructs its own state-of-the-art fiber optic networks and facilities and leases network capacity from others to provide long distance carriers (IXCs), internet service providers (ISPs), wireless carriers and business, government and institutional end users with an alternative to the incumbent local exchange companies (the ILECs) for a broad array of high quality voice, data, video transport and other telecommunications services. The Company offers these customers technologically advanced local telecommunications services as well as superior customer service, flexible pricing and route diversity.

The Company's goal is to become the primary full-service provider of competitive local telecommunications services to its customers in selected cities by offering superior products with excellent customer service at prices below those charged by the ILECs. The principal elements of the Company's strategy include targeting selected U.S. markets with an emphasis on second- and third-tier markets, aggressively pursuing switched services opportunities, further building out its existing systems and expanding its service offerings. As of December 31, 1997, the Company has networks in operation or under construction in a total of 44 U. S. cities, with a total of 35 digital telephone switches installed serving a total of 37 of its operating networks, collocation in a total of 168 ILEC central offices, and a total of 2,494 route miles of optical fiber cable installed, 1,272,911 voice grade equivalent (VGE) circuits in service, 111,377 CLEC lines installed and 1,968 on-net and 2,578 off-net buildings connected. The Company plans to leverage its networks and customer relationships by offering local dial tone, switched access termination and origination services, centrex and desktop products in all of its networks. The Company is also expanding its capabilities to provide flexible enhanced services that compliment its switch-based services. Such enhanced services include, among others, high speed video conferencing, frame relay and ATM-based packet transport services, and Internet access products. The Company is currently offering such services in certain markets and expects to offer such services in all of its currently operating networks by the end of 1998.

On October 1, 1997, the Company agreed, subject to the terms and conditions of an Amended and Restated Agreement and Plan of Merger dated as of October 1, 1997 (Merger Agreement) with WorldCom, Inc. (WorldCom), to merge with a wholly-owned subsidiary of WorldCom. Under terms of the Merger Agreement, the Company would become a wholly-owned subsidiary of WorldCom, and each share of the Company's common stock was to be converted into the right to receive a number of shares of WorldCom common stock equal to a specific exchange ratio. On January 29, 1998, the merger was consummated and each share of the Company's common stock was converted into 1.85 shares of WorldCom common stock.

WorldCom is one of the largest telecommunications companies in the United States, serving local, long distance and Internet customers domestically and internationally. WorldCom provides telecommunications services to business, government, telecommunications companies and consumer customers.

Through December 31, 1997, the Company's growth, including its capital expenditure requirements, acquisition financing and working capital, has been principally funded by a senior note offering in May of 1997, the Company's secondary offering in February of 1997, two senior discount note offerings during 1996, the Company's initial public offering in May of 1996, a $50.0 million credit facility, and two private equity offerings prior to 1996. Acquisition financing also has included the issuance of the Company's common stock.

In order to capitalize on the competitive dynamics of the changing IXC/ILEC relationships, the Company has established close business alliances with major IXCs, including joint ventures and preferred vendor relationships. In accordance with this strategy, the Company and MCImetro Access Transmission Services, Inc. (MCImetro), a wholly-owned subsidiary of MCI Communications Corporation (MCI), have entered into agreements which provide that, until September 30, 2001, the Company will be MCImetro's preferred provider of certain local access services in a number of the Company's markets and pursuant to which MCImetro acquired 958,720 shares of the Company's common stock. Also, in December 1995, the Company concluded a national preferred vendor agreement with AT&T Communications, Inc. (AT&T Communications), a wholly-owned subsidiary of AT&T Corp. (AT&T), pursuant to which the Company has become AT&T Communications' preferred supplier of local access services in most of the Company's markets. During February 1997, the Company and AT&T concluded an agreement pursuant to which the Company will provide switched access origination and termination of AT&T's long distance customer calls through the Company's local networks in most of the Company's markets. The Company believes preferred vendor relationships with IXCs provide opportunities to leverage its partners' sales channels and market support to sell the Company's products and services and expand the Company's potential revenue base. In addition, the Company believes that relationships with IXCs facilitate its entry into new markets by providing access between the IXCs and their customers.

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

On January 31, 1996, the Company acquired City Signal, Inc., which included networks in operation or under construction in four cities in Michigan and Ohio, including an installed switch in Grand Rapids, Michigan. In addition, effective January 2, 1996, Brooks Telecommunications Corporation (BTC), a founding stockholder of the Company and the previous owner of GLA International (GLA), was merged into the Company. GLA, a wholly-owned subsidiary of the Company, offers a full range of consulting, management, engineering and information system solutions for telecommunications companies. GLA's capabilities also serve as an internal source for the telecommunications infrastructure support needed to facilitate the Company's network growth and penetration of CLEC business.

In July 1996, the Company acquired ALD Communications, Inc. (ALD), a switchless reseller of long distance services and provider of shared tenant services in the Bay area of San Francisco and, effective in September 1996, acquired Bittel Telecommunications Corporation (Bittel), a switch-based reseller of long distance services in Los Angeles and the San Francisco Bay area. By acquiring ALD and Bittel, the Company not only added businesses that compliment its own long distance and facilities management resale operations but was also able to increase its end-user sales force.

The development of the Company's businesses and the construction, acquisition and expansion of its networks require significant expenditures, a substantial portion of which is incurred before the realization of revenues. These expenditures, together with the associated early operating expenses, result in negative cash flow until an adequate customer base may be established. However, as this customer base grows, the Company expects incremental revenues can be added within operating networks with minimal additional expense, providing significant contributions to cash flow. The Company also incurs ongoing capital expenditures with respect to both existing and new systems that are directly related to the installation of new revenue-producing services.


RESULTS OF OPERATIONS

The following summary provides revenue, income (loss) from operations and EBITDA(1) of the Company for the years indicated:


(in thousands)                       1997          1996           1995
                                  ----------     ----------     ----------
Revenues                          $ 128,791      $  45,574      $  14,160
Income (loss) from operations       (81,370)       (30,786)        (8,540)
EBITDA                              (25,922)       (14,490)        (4,422)

(1) EBITDA consists of earnings (loss) before interest, income taxes, depreciation, amortization and minority interests. It is a measure commonly used in the telecommunications industry and is presented to assist in understanding the Company's operating results. However, it is not intended to represent cash flow or results of operations in accordance with generally accepted accounting principles.


YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

REVENUE

The Company's revenues increased to $128.8 million for 1997 from $45.6 million during 1996, an increase of $83.2 million or 182%. Total annualized monthly revenues increased to approximately $186.5 million based on December 1997 revenues from $73.4 million based on December 1996 revenues. The increase in revenues reflects the impact of the Company's acquisition and development activities, including an increase in the number of networks in operation to 39 from 23 in 1996, and increased utilization of the Company's network facilities arising from the sales of additional services to current and new customers. While access revenues continue to be the most significant contributor to the Company's revenue growth, the growth rate of local switched service revenues continues to increase. Local switched service revenues increased to $40.8 million for 1997 from $7.8 million during 1996, an increase of $33.0 million or 423%. Current annualized monthly local switched service revenues, based on December 1997 revenues, increased to approximately $76.9 million from $17.4 million based on December 1996 revenues.

Network utilization as reflected in the number of on-net buildings connected to the Company's networks increased 123% during 1997 to 1,968 as compared to 883 at December 1996. The Company's penetration of buildings to serve additional customers is further augmented by 2,578 off-net buildings resulting in total buildings served of 4,546 at December 31, 1997. VGEs in service increased 146% to 1,272,911 VGEs as of December 31, 1997, as compared with 516,743 VGEs at the end of 1996. As reflected in CLEC lines in service, network utilization increased to 111,377 lines in service at year-end 1997, as compared to 21,013 lines in service at December 31, 1996. Network development as measured by operational networks has increased to 39 with these networks covering 2,494 route miles at year-end 1997, an increase of 136% from the 1,059 route miles in service at December 31, 1996. Fiber miles also increased to 215,245 from 71,292 at December 31, 1996, an increase of 202%. In addition, through the Company's aggressive switch deployment plans, there are 35 installed switches serving 37 of the Company's markets at year-end 1997.


COSTS AND EXPENSES

Service costs increased to $69.6 million or 54% of telecommunications services revenue in 1997 from $21.5 million or 47% of telecommunications services revenue in 1996. The increase was due primarily to the impact of the Company's acquisition and development activities, including increasing costs associated with the Company's rapidly growing local switched services business and the Company's expanding long distance resale operations. Total service costs directly related to providing local switched services increased $16.5 million in 1997. The increase in total service costs also includes an increase of $14.1 million related to the direct operating costs of the Company's long distance resale operations. Service costs primarily represent the portion of total operating expenses paid to third parties for unbundled loop charges and other local and long distance service costs, including recurring central office collocation charges and right-of-way fees. Also included are salaries and benefits associated with the technical operations of the networks and other network costs.

The Company's selling, general and administrative expenses (SG&A) for the year ended December 31, 1997 were $85.1 million, as compared with SG&A expenses of $38.6 million for the year ended December 31, 1996. The increase was principally due to the increasing number and continued expansion of the Company's networks, including added personnel costs and marketing activities related to the introduction of switched services. There is typically a period of higher SG&A expense and a lag time in the generation of revenues following the acquisition and development of the Company's networks. Management expects SG&A expenses to continue to increase in 1998 as the Company continues to expand its networks, services and marketing activities.

Depreciation and amortization expense increased to $55.4 million for the year ended December 31, 1997, from $16.3 million for the year ended December 31, 1996 as a result of the Company's acquisitions and continued expansion of networks.


INTEREST INCOME (EXPENSE)

Interest expense totaling $75.0 million was recorded during the year ended December 31, 1997, as compared to interest expense of $31.2 million for the year ended December 31, 1996. The primary reasons for the substantial increase in interest expense as compared to the prior year is interest expense totaling $15.2 million attributable to the Company's senior notes issued in May 1997 and non-cash interest expense totaling $60.5 million attributable to accretion of the Company's senior discount notes (see Liquidity and Capital Resources) issued during 1996. Interest of $3.7 million was capitalized for the year ended December 31, 1997, related to network construction projects. For the years ended December 31, 1997 and 1996, interest income totaling $19.8 million and $16.5 million, respectively, was derived from the Company's available cash and cash equivalents and marketable securities.

NET LOSS

For the reasons stated above, the Company's net loss before minority interests and extraordinary item increased to $136.6 million in 1997, from $45.4 million in 1996. Minority interests in net losses, representing minority investors' interests in certain of the Company's subsidiaries, totaled $179,000 and $1.6 million for the years ended December 31, 1997 and 1996, respectively. As a result, the Company's net loss before extraordinary item for 1997 was $136.4 million as compared to a net loss of $43.8 million for 1996. The Company recognized an extraordinary loss of $3.1 million related to the early extinguishment of secured indebtedness in 1997. Inclusive of the extraordinary loss, the Company's net loss for 1997 was $139.5 million as compared to a net loss of $43.8 million for 1996.

EBITDA

EBITDA decreased to ($25.9) million for the year ended December 31, 1997, from ($14.5) million for the year ended December 31, 1996, a decrease of $11.4 million. The decrease reflects the increasing service and SG&A expenses noted above resulting from the acquisition, development and expansion of the Company's networks in order to pursue the opportunities provided by offering the full array of local switched services.


YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

REVENUE

The Company's revenues increased to $45.6 million for 1996 from $14.2 million during 1995, an increase of $31.4 million or 221%. Annualized monthly revenues increased to approximately $73.4 million based on December 1996 revenues from $15.5 million based on December 1995 revenues. The increase in revenues reflects the impact of the Company's acquisition and development activities and increased utilization of the Company's network facilities arising from the sales of additional services to current and new customers. While access revenues were the most significant contributor to the Company's revenue growth for 1996, the Company's entry into local switched services in Grand Rapids, Michigan during the first quarter of 1996 and in additional markets during the fourth quarter of 1996, was also a factor. Annualized monthly local switched service revenues at December 31, 1996, were $17.4 million.


COSTS AND EXPENSES

Service costs increased to $21.5 million or 47% of telecommunications services revenue in 1996 from $7.2 million or 51% of telecommunications services revenue in 1995. The increase was due primarily to the impact of the Company's acquisition and development activities, including increasing costs associated with the Company's rapidly growing local switched services in Grand Rapids and the Company's expanding long distance resale operations.

The Company's SG&A for the year ended December 31, 1996 were $38.6 million, as compared with SG&A expenses of $11.4 million for the year ended December 31, 1995. The increase was principally due to the increasing number and continued expansion of the Company's networks, including added personnel costs and marketing activities related to the introduction of switched services.

Depreciation and amortization expense increased to $16.3 million for the year ended December 31, 1996, from $4.1 million for the year ended December 31, 1995 as a result of the Company's acquisitions and continued expansion of the Company's networks.


INTEREST INCOME (EXPENSE)

Interest expense totaling $31.2 million was recorded during the year ended December 31, 1996, as compared to interest expense of $3.7 million for the year ended December 31, 1995. The primary reason for the substantial increase in interest expense as compared to the prior year is non-cash interest expense totaling $29.8 million primarily attributable to accretion of the Company's senior discount notes issued during 1996. Interest of $2.0 million was capitalized for the year ended December 31, 1996, related to network construction projects. For the years ended December 31, 1996 and 1995, interest income totaling $16.5 million and $1.6 million, respectively, was derived from the Company's available cash and cash equivalents and marketable securities.


NET LOSS

For the reasons stated above, the Company's net loss before minority interests increased to $45.4 million in 1996, from $10.6 million in 1995. Minority interests in net losses, representing minority investors' interests in certain of the Company's subsidiaries, totaled $1.6 million and $1.1 million for the years ended December 31, 1996 and 1995, respectively. As a result, the Company's net loss for 1996 was $43.8 million as compared to a net loss of $9.6 million for 1995.


EBITDA

EBITDA decreased to ($14.5) million for the year ended December 31, 1996, from ($4.4) million for the year ended December 31, 1995, a decrease of $10.1 million. The decrease reflects the increasing service and SG&A expenses noted above resulting from the acquisition, development and expansion of the Company's networks.


LIQUIDITY AND CAPITAL RESOURCES

The Company's total assets have increased from $5.0 million at December 31, 1993 to $1.2 billion at December 31, 1997. This growth has principally been funded by private equity offerings in 1993 and 1995, the Company's IPO during 1996, a secondary stock offering in 1997, the issuance of common stock in connection with acquisitions in 1996 and 1997, the two offerings of senior discount notes during 1996, a senior note offering during 1997, and a credit facility. The Company's current assets of $191.4 million at December 31, 1997, including cash and cash equivalents and marketable securities of $140.5 million, exceeded current liabilities of

$25.6 million, exclusive of the current portion of long-term debt, providing working capital of $165.8 million as compared to $435.7 million at December 31, 1996. As discussed below, due to the merger with WorldCom, the majority of long-term debt has been classified as current. Network and equipment totaled $782.7 million at December 31, 1997 as compared to $306.5 million at December 31, 1996.

For the twelve months ended December 31, 1997, the Company's net cash used in operating activities was $58.0 million, as compared to $17.3 million in the comparable period in 1996. The increase in net cash used in operating activities was primarily due to the increased loss from operations incurred related to the acquisition, development and expansion of the Company's networks. The increase in net cash used was also due to supporting increased levels of accounts receivable and other current assets resulting from an expanding customer base and operations.

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

On May 29, 1997, the Company issued $250 million aggregate principal amount of 10.0% Senior Notes due June 1, 2007. The Company received proceeds net of underwriting fees from the Senior Notes of approximately $242.8 million. Semi-annual interest payments on the 10.0% Senior Notes commenced December 1, 1997.

Due to the merger with WorldCom and related change of control of the Company, the Company may be required to repurchase all or any part of the senior discount notes and senior notes as stipulated in the note agreements. Accordingly, the senior discount notes and senior notes have been classified as current.

On November 5, 1997, the Company finalized a $250 million senior secured bank credit facility (the Credit Facility), to be available to finance capital expenditures and provide working capital. Terms of the Credit Facility included a seven-year payout period, interest at rates selected by the Company under terms of the Credit Facility, including a Base Rate or reserve adjusted London Interbank Offering Rate (LIBOR), plus applicable margin, and an annual commitment fee ranging from 0.25% to 0.375%, which rates are determined based upon the Company's leverage ratio. At December 31, 1997, total outstanding borrowings under the Credit Facility were $75 million. On January 29, 1998, in connection with the merger with WorldCom, the Credit Facility was terminated and the outstanding borrowings of $75 million were repaid with accrued interest and other fees. Accordingly, the total outstanding borrowings at December 31, 1997, have been classified as current.

In May 1997, the Company made an additional $4.0 million convertible preferred stock investment in Verio, Inc. (Verio), a privately-held consolidator of ISPs. On June 25, 1997, the Company purchased $50.0 million of 13.5% debt securities in Verio. The Verio debt securities mature on June 15, 2004 and semi-annual interest payments commenced December 15, 1997. The debt securities include detachable warrants, allowing the Company to purchase common stock in Verio at an exercise price of one cent per share. At December 31, 1997, the Company held shares of Verio preferred stock which are convertible into an aggregate of 4,664,971 shares of Verio common stock and 400,000 warrants to purchase an additional 704,000 shares of Verio common stock, representing an approximate 24% fully diluted equity interest. In connection with the merger with WorldCom, the Verio debt securities were sold on March 25, 1998, and net proceeds of $54.5 million were received.

On June 30, 1997, the Company repaid $50.0 million in outstanding secured indebtedness with AT&T Credit Corporation. In conjunction with this repayment, an extraordinary loss of approximately $2.9 million was charged to operations, including write-downs of debt issuance costs and interest rate cap arrangements, and applicable prepayment penalties.

In September 1997, the Company repaid $100,000 outstanding under a bank credit facility.

The competitive local telecommunications services business is a capital-intensive business. The Company's operations have required and will continue to require substantial capital investment for (i) the installation of electronics for switched services in the Company's operating networks; (ii) the expansion and improvement of the Company's operating systems, including the installation of capabilities to provide other enhanced services; and (iii) the design, construction and development of additional networks. For the years ended December 31, 1997 and 1996, the Company's capital expenditures, primarily for installation of digital telephone switches, expansion of existing networks and design, construction and development of new networks, totaled $421.5 million and $217.2 million, respectively. Cash used for acquisitions in 1997 and 1996 totaled $52.8 million and $4.3 million, respectively.

The Company's network development plans provide for (i) an increase in the geographic reach and robustness of its networks to allow the Company to serve a significantly higher percentage of its markets by extending its networks , and
(ii) a continued deployment of switches with full capabilities for local dial tone and switched access termination and origination services.


IMPACT OF NEW ACCOUNTING STANDARDS

The FASB issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. All items that are required to be recognized under accounting standards as components of comprehensive income must be reported in a financial statement with the same prominence as other financial statements. SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," and establishes standards on the way that public companies report financial information about operating segments. The standard defines operating segments as components of a company about which separate financial information is evaluated regularly in allocating resources and assessing performance. SFAS No. 130 and No. 131 are effective for fiscal years beginning after December 15, 1997, and management has not fully evaluated the impact they will have on financial disclosures.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          Brooks Fiber Properties, Inc.
                        Consolidated Financial Statements

                          Index to Financial Statements

                                                                          Page

Independent Auditors' Report                                               16

Consolidated Balance Sheets as of December 31, 1997 and 1996               17

Consolidated Statements of Operations for the Years Ended
December 31, 1997, 1996 and 1995                                           18

Consolidated Statements of Changes in Shareholder's Equity for the
Years Ended December 31, 1997, 1996 and 1995                               19

Consolidated Statements of Cash Flows for the Years Ended
December 31, 1997, 1996 and 1995                                           20

Supplemental Schedule of Non-Cash Investing and Financing Activities
for the Years Ended December 31, 1997, 1996 and 1995                       21

Notes to Consolidated Financial Statements                                 22

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors
Brooks Fiber Properties, Inc.:


         We have audited the accompanying consolidated balance sheets of Brooks Fiber Properties, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in shareholder's equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Brooks Fiber Properties, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                        KPMG Peat Marwick LLP

St. Louis, Missouri
February 18, 1998

                          BROOKS FIBER PROPERTIES, INC.
                           Consolidated Balance Sheets



                                                                       December 31, 1997   December 31, 1996
                                                                      -------------------  -----------------
                                     ASSETS
CURRENT ASSETS:
      Cash and cash equivalents                                        $    87,687,000      $   261,880,000
      Marketable securities, at cost, market value of $52,762,000
           and $182,190,000, respectively                                   52,770,000          182,304,000
                                                                       ---------------      ---------------
                                                                           140,457,000          444,184,000

      Accounts receivable, net                                              38,082,000           13,989,000
      Other current assets                                                  12,816,000           11,989,000
                                                                       ---------------      ---------------
                 Total current assets                                      191,355,000          470,162,000

NETWORKS AND EQUIPMENT, at cost                                            782,694,000          306,455,000
      Less accumulated depreciation and amortization                        61,479,000           16,114,000
                                                                       ---------------      ---------------
      Networks and equipment, net                                          721,215,000          290,341,000

INVESTMENT IN MINORITY-OWNED VENTURE                                        74,009,000           20,000,000

OTHER ASSETS, net                                                          219,654,000           99,078,000
                                                                       ---------------      ---------------
                                                                       $ 1,206,233,000      $   879,581,000
                                                                       ===============      ===============

                      LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES:
      Accounts payable                                                 $     3,406,000      $     6,511,000
      Accrued liabilities                                                   19,691,000           17,915,000
      Current portion of long-term debt                                    886,244,000              434,000
      Other current liabilities                                              2,508,000           10,077,000
                                                                       ---------------      ---------------
                 Total current liabilities                                 911,849,000           34,937,000
                                                                       ---------------      ---------------

LONG-TERM DEBT, net of current portion                                          56,000          552,810,000

MINORITY INTERESTS                                                           3,281,000                 --

SHAREHOLDER'S EQUITY:
      Common stock, $.01 par value, 150,000,000 shares authorized,
           39,143,045 and 31,082,139 shares issued and outstanding             391,000              311,000
      Additional paid-in capital                                           487,622,000          349,030,000
      Accumulated deficit                                                 (196,966,000)         (57,507,000)
                                                                       ---------------      ---------------
                 Total shareholder's equity                                291,047,000          291,834,000
                                                                       ===============      ===============
                                                                       $ 1,206,233,000      $   879,581,000
                                                                       ===============      ===============

See accompanying notes to consolidated financial statements

                          BROOKS FIBER PROPERTIES, INC.

                      Consolidated Statements of Operations
                  Years Ended December 31, 1997, 1996, and 1995


                                             1997               1996               1995
                                        --------------     --------------     -------------
Revenues                                $ 128,791,000      $  45,574,000      $  14,160,000

Expenses:
      Service costs                        69,604,000         21,468,000          7,177,000
      Selling, general and
           administrative expenses         85,109,000         38,596,000         11,405,000
      Depreciation and amortization        55,448,000         16,296,000          4,118,000
                                         ------------      -------------      -------------
                                          210,161,000         76,360,000         22,700,000
                                        -------------      -------------      -------------
      Loss from operations                (81,370,000)       (30,786,000)        (8,540,000)

Other income (expense):
      Interest income                      19,794,000         16,539,000          1,608,000
      Interest expense                    (74,985,000)       (31,186,000)        (3,704,000)
                                        -------------      -------------      -------------
      Loss before minority interest      (136,561,000)       (45,433,000)       (10,636,000)

Minority interests in share of loss           179,000          1,590,000          1,085,000
                                         -------------     -------------      -------------
      Net loss before
           extraordinary item            (136,382,000)       (43,843,000)        (9,551,000)
      Extraordinary item                   (3,077,000)              --                 --
                                        -------------      -------------      -------------
      Net loss                          $(139,459,000)     $ (43,843,000)     $  (9,551,000)
                                        =============      =============      =============



See accompanying notes to consolidated financial statements

                          BROOKS FIBER PROPERTIES, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



                                                  Series A-1             Series A-2            Series B-1           Series B-2
                                                 Convertible             Convertible           Convertible         Convertible
                                               preferred stock         preferred stock        preferred stock    preferred stock
                                           -----------------------   -------------------    ------------------  ------------------
                                            Shares      Amount        Shares     Amount      Shares    Amount     Shares   Amount
                                           --------  -------------   --------  ----------   --------  --------   -------- ---------
Balance, January 1, 1995                   396,000  $  39,600,000          -  $          -   12,000  $ 1,200,000        -         -

Issuance of Series A-2 preferred stock           -              -    419,705    65,596,000        -            -        -         -

Issuance of Series B-2 preferred stock           -              -          -             -        -            -    4,545 $ 711,000

Net loss                                         -              -          -             -        -            -        -         -
                                          --------  -------------  ---------   ----------- --------  -----------   ------ ---------
Balance, December 31, 1995                 396,000     39,600,000    419,705    65,596,000   12,000    1,200,000    4,545   711,000

Merger with BTC:
    -  issuance of common stock                  -              -          -             -        -            -        -         -
    -  conversion of preferred stock
          to common stock                   (6,350)      (635,000)    (6,061)   (1,000,000)       -            -        -         -

Issuance of Series A-2 preferred stock           -              -      6,060       997,000        -            -        -         -

Warrants exercised                           9,940        109,000          -             -        -            -        -         -

Issuance of common stock in connection
       with City Signal acquisition              -              -          -             -        -            -        -         -

Initial public offering:
    - issuance of common stock                   -              -          -             -        -            -        -         -
    - conversion of preferred stock
          to common stock                 (399,590)   (39,074,000)  (419,704)  (65,593,000) (12,000)  (1,200,000)  (4,545) (711,000)

Options exercised                                -              -          -             -        -            -        -         -

Warrants exercised                               -              -          -             -        -            -        -         -

Conversion of minority interest in
     Subsidiaries to common stock                -              -          -             -        -            -        -         -

Net loss                                         -              -          -             -        -            -        -         -
                                          --------  -------------  ---------     --------- --------  -----------   ------ ---------

Balance, December 31, 1996                       -              -          -             -        -            -        -         -

Issuance of common stock in connection
     with secondary equity offering, net         -              -          -             -        -            -        -         -

Issuance of common stock for acquisitions        -              -          -             -        -            -        -         -

Issuance of common stock in connection
     with employee stock purchase plan           -              -          -             -        -            -        -         -

Options exercised                                -              -          -             -        -            -        -         -

Warrants exercised                               -              -          -             -        -            -        -         -

Net loss                                         -              -          -             -        -            -        -         -
                                          --------  -------------  ---------   ----------- --------  ----------- -------- ---------
Balance, December 31, 1997                       -  $           -          -   $         -        -  $         -        - $       -
                                          ========  =============  =========   =========== ========  =========== ======== =========






                                                Common stock           Additional                           Total
                                             ---------------------       paid-in       Accumulated     Shareholder's
                                              Shares       Amount        capital         Deficit            Equity
                                             ---------   ---------    -------------   -------------     ------------
Balance, January 1, 1995                     1,162,800   $  12,000    $           -   $   (4,113,000)   $ 36,699,000

Issuance of Series A-2 preferred stock                -          -                -                -      65,596,000

Issuance of Series B-2 preferred stock                -          -                -                -         711,000

Net loss                                              -          -                -       (9,551,000)     (9,551,000)
                                              ---------  ---------    -------------   --------------    ------------
Balance, December 31, 1995                    1,162,800     12,000                -      (13,664,000)     93,455,000


Merger with BTC:
    -  issuance of common stock                 756,340      8,000        9,447,000                -       9,455,000
    -  conversion of preferred stock
          to common stock                       248,220      2,000        1,633,000                -               -

Issuance of Series A-2 preferred stock                -          -                -                -         997,000

Warrants exercised                                    -          -                -                -         109,000

Issuance of common stock in connection
    with City Signal acquisition              2,240,000     22,000       27,978,000                -      28,000,000


Initial public offering:
    - issuance of common stock                7,385,331     74,000      185,149,000                -     185,223,000
    - conversion of preferred stock
          to common stock                    16,527,920    165,000      106,413,000                -               -

Options exercised                                70,474      1,000          356,000                -         357,000

Warrants exercised                            1,489,185     15,000        7,681,000                -       7,696,000

Conversion of minority interest in
     Subsidiaries to common stock             1,201,869     12,000       10,373,000                -      10,385,000

Net loss                                              -          -                -      (43,843,000)    (43,843,000)
                                             ----------  ---------    -------------   --------------    ------------

Balance, December 31, 1996                   31,082,139    311,000      349,030,000      (57,507,000)    291,834,000

Issuance of common stock in connection
     with secondary equity offering, net      1,008,514     10,000       23,211,000                -      23,221,000

Issuance of common stock for acquisitions     5,186,226     52,000       97,655,000                -      97,707,000

Issuance of common stock in connection
     with employee stock purchase plan           46,560          -          870,000                -         870,000

Options exercised                             1,766,645     18,000       16,438,000                -      16,456,000

Warrants exercised                               52,961          -          418,000                -         418,000

Net loss                                              -          -                -     (139,459,000)   (139,459,000)
                                             ----------  ---------    -------------   --------------   -------------
Balance, December 31, 1997                   39,143,045  $ 391,000    $ 487,622,000   $ (196,966,000)  $ 291,047,000
                                             ==========  =========    =============   ==============   =============



See accompanying notes to consolidated financial statements.

                          BROOKS FIBER PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



                                                                    1997              1996               1995
                                                              ---------------    --------------     --------------
Cash flows from operating activities:
      Net loss before extraordinary items                     $(136,382,000)     $ (43,843,000)     $  (9,551,000)
      Adjustments to reconcile net loss to net
         cash provided by (used in) operating activities:
           Depreciation and amortization                         55,448,000         16,296,000          4,118,000
           Non-cash interest expense                             59,551,000         29,787,000          3,814,000
           Minority interests                                      (179,000)        (1,590,000)        (1,085,000)
           Changes in assets and liabilities, net
              of effects from acquisitions:
                 Accounts receivable                            (23,235,000)        (7,931,000)          (593,000)
                 Accounts payable and accrued
                    expenses                                    (17,073,000)          (384,000)           623,000
                 Other, net                                       3,887,000         (9,587,000)           114,000
                                                              -------------      -------------      -------------
           Net cash used in
              operating activities                              (57,983,000)       (17,252,000)        (2,560,000)
                                                              -------------      -------------      -------------
Cash flows from investing activities:
      Purchase of networks and equipment                       (421,492,000)      (217,230,000)       (27,577,000)
      Purchase of marketable securities                        (148,005,000)      (358,598,000)              --
      Maturity of marketable securities                         277,538,000        176,294,000               --
      Increase in other assets                                  (24,801,000)       (11,831,000)        (2,026,000)
      Payment for acquisitions,
         net of cash acquired                                   (52,781,000)        (4,290,000)       (13,941,000)
      Investment in minority-owned venture                      (54,009,000)       (20,000,000)              --
                                                              -------------      -------------      -------------
           Net cash used in investing activities               (423,550,000)      (435,655,000)       (43,544,000)
                                                              -------------      -------------      -------------
Cash flows from financing activities:
      Issuances of common stock                                  40,966,000        193,260,000               --
      Issuance of preferred stock and
         subscriptions receivable payments, net                        --            1,106,000         84,107,000
      Proceeds from minority investments                          3,460,000          7,991,000          4,088,000
      Proceeds from long-term debt                              325,000,000        477,772,000         10,760,000
      Long-term debt issuance cost                              (10,282,000)       (19,197,000)              --
      Repayment of long-term debt and
         capital leases                                         (50,700,000)        (5,797,000)              --
      Other financing activities                                 (1,104,000)          (261,000)        (1,733,000)
                                                              -------------      -------------      -------------
           Net cash provided by financing activities            307,340,000        654,874,000         97,222,000
                                                              -------------      -------------      -------------
Net increase (decrease) in cash                                (174,193,000)       201,967,000         51,118,000

Cash and cash equivalents, beginning of period                  261,880,000         59,913,000          8,795,000
                                                              -------------      -------------      -------------

Cash and cash equivalents, end of period                      $  87,687,000      $ 261,880,000      $  59,913,000
                                                              =============      =============      =============
Supplemental disclosure of cash flow information:
      Cash paid during the year for interest                  $  15,434,000      $   1,399,000      $     132,000
                                                              =============      =============      =============


See accompanying notes to consolidated financial statements.

                             SUPPLEMENTAL SCHEDULE
                 OF NON-CASH INVESTING AND FINANCING ACTIVITIES
                 Years Ended December 31, 1997, 1996, and 1995




Significant non-cash investing and financing activities are as follows:

                                                      1997                1996              1995
                                                 --------------     --------------     --------------
Cash paid for acquisitions:

    Fair value of tangible assets acquired,
        net of cash acquired                     $  58,965,000      $  41,614,000          5,958,000
    Fair value of intangible assets acquired        95,609,000         36,159,000          8,323,000
    Liabilities assumed                             (4,086,000)       (36,028,000)          (340,000)
    Common stock issued                            (97,707,000)       (37,455,000)                --
                                                 -------------      -------------      -------------
        Cash paid for acquisitions,
            net of cash acquired                 $  52,781,000      $   4,290,000         13,941,000
                                                 =============      =============      =============
Capitalized non-cash interest on
    network construction projects                $   3,714,000      $   1,994,000                 --
                                                 =============      =============      =============
Reclassification of long-term debt
    to current                                   $ 886,070,000      $          --      $          --
                                                 =============      =============      =============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996


1.       ORGANIZATION AND DESCRIPTION OF BUSINESS

The consolidated financial statements include the accounts of Brooks Fiber Properties, Inc. (BFP) and its wholly-owned subsidiaries (the Company). The Company, through its subsidiaries, is a leading facilities-based provider of competitive local telecommunications services in selected cities within the United States. The Company acquires and constructs its own state-of-the-art fiber optic networks and facilities and leases network capacity from others to provide long distance carriers (IXCs), internet service providers (ISPs), wireless carriers and business, government and institutional end users with an alternative to the incumbent local exchange companies (the ILECs) for a broad array of high quality voice, data, video transport and other telecommunications services. The Company offers these customers technologically advanced local telecommunications services as well as superior customer service, flexible pricing and route diversity.

The Company was founded on November 10, 1993, by Brooks Telecommunications Corporation (BTC) and a group of venture capital investors who, along with BTC and management of the Company, provided initial equity capital of $40.8 million. As the Company's founding shareholder, BTC received 1,162,800 founder's shares of the Company's common stock and founder's warrants to purchase an additional 81,600 shares of the Company's preferred stock (convertible into 1,632,000 shares of common stock).

Pursuant to an Agreement and Plan of Merger between BTC and the Company, BTC was merged into the Company on January 2, 1996, and the securities of the Company held by BTC were canceled. Following the merger, the former holders of BTC's common stock, preferred stock, convertible notes, and options and warrants received shares of the Company's common stock, options and warrants.

On October 1, 1997, the Company agreed, subject to the terms and conditions of an Amended and Restated Agreement and Plan of Merger (Merger Agreement) with WorldCom, Inc. (WorldCom), to merge with a wholly-owned subsidiary of WorldCom. Upon consummation of the proposed merger, the Company would become a wholly-owned subsidiary of WorldCom, and each share of the Company's common stock would be converted into the right to receive a number of shares of WorldCom common stock equal to the exchange ratio provided for in the Merger Agreement. If the average trading price per share of the WorldCom common stock during the twenty (20) day trading period ending on the fourth trading day prior to the closing date of the proposed merger was $35.15 or above, the exchange ratio was to be fixed at 1.65 shares of WorldCom common stock for each share of the Company's common stock. If such average trading price was below $35.15 per share but equal to or above $31.35 per share, the exchange ratio was to convert to a fluctuating ratio based on a fixed price of $58.00 per share of the Company's common stock. If such average trading price was below $31.35 per share, the exchange ratio was to be fixed at 1.85 shares of WorldCom Common stock for each share of the

Company's common stock. The proposed merger was subject to a vote of the Company's stockholders, regulatory approvals, required consents and other closing conditions. Subsequent to December 31, 1997, the merger was consummated at an exchange ratio of 1.85 shares (see Note 12).

WorldCom is one of the largest telecommunications companies in the United States, serving local, long distance and Internet customers domestically and internationally. WorldCom provides telecommunications services to business, government, telecommunications companies and consumer customers.


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION:
The consolidated financial statements include the accounts of all wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS:
The Company considers cash equivalents as all highly liquid securities purchased with a maturity of three months or less.

MARKETABLE SECURITIES:
Marketable securities consist of treasury bills and notes, commercial paper, and repurchase agreements with maturities beyond three months but less than twelve months.

FINANCIAL INSTRUMENTS:
Financial instruments which potentially subject the Company to concentration of credit risk consist principally of marketable securities and accounts receivable. Concentrations of credit risk of marketable securities are limited as the Company invests in short-term, investment grade securities.

CONCENTRATION OF CREDIT RISK:
For purposes of segment reporting, management believes the Company operates in the telecommunications industry. Concentrations of credit risk with respect to accounts receivable are limited due to the dispersion of the Company's customer base among different industries and geographic areas and remedies provided by terms of contracts and statutes. One long distance carrier customer accounted for 13% of total revenues for the year ended December 31, 1996. No customer accounted for 10% or more of total revenues for the year ended December 31, 1997.

NETWORKS AND EQUIPMENT:
Networks and equipment are stated at cost. Costs of construction are capitalized, including interest costs related to the installation and expansion of the Company's networks. Leasehold improvements are amortized using the straight-line method over their useful life or lease term, whichever is shorter. Generally, provisions for depreciation are provided using the straight-line method over the estimated useful lives beginning in the year an asset is put into service as follows:

                                                             Years
                                                         ------------
             Telecommunications networks                      8-25
             Electronics and related equipment                 8
             Office equipment and furniture                   5-7
             Leasehold improvements and
                other equipment                               5-10
             Buildings                                         40

OTHER ASSETS:
Goodwill is being amortized using the straight-line method over 25 years from the dates of acquisition. The Company reviews the carrying amount of goodwill periodically to determine whether any impairment has occurred in the value of such assets. The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of SFAS No. 121 did not have a material impact on the Company's financial position, results of operations, or liquidity.

Direct incremental costs incurred in the organization and development of new networks, including the costs associated with negotiating rights-of-way, obtaining legal/regulatory authorizations, and network design, are deferred and amortized over five years. Pre-operating costs representing substantially all direct incremental non-development costs incurred during the pre-operating phase of a newly constructed network are deferred and amortized over five-year periods commencing with the start of operations.

Costs of the Company's interest rate cap arrangements purchased under the terms of debt facilities are deferred and amortized over the contractual period of the underlying interest rate cap arrangements.

Costs incurred in connection with securing the Company's debt facilities, including commitment, legal and other such costs, are deferred and amortized over the term of the financing.

REVENUE RECOGNITION:
The Company recognizes revenue on local telecommunications services in the month such services are provided. Revenues and associated costs of facilities management services are recognized as services are provided.

INCOME TAXES:
The Company accounts for income taxes in accordance with the asset/liability method. Deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of the enacted tax laws.

STOCK OPTION PLAN:
On January 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and later years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

USE OF ESTIMATES:
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


3.       FINANCIAL INSTRUMENTS

CASH AND CASH EQUIVALENTS:
Cash and cash equivalents consist of cash on hand and all highly liquid securities with insignificant interest rate risk and original maturities of three months or less at the date of acquisition. Accordingly, the carrying value is a reasonable estimate of fair value.

MARKETABLE SECURITIES:
Marketable securities, as defined in Note 2, are stated at cost, adjusted for discount accretion and premium amortization. The securities in the Company's portfolio are classified as held to maturity as management has the intent and ability to hold those securities to maturity. The carrying value and fair value of marketable securities at December 31, 1997, all of which are U. S. Treasury securities, are $52,770,000 and $52,762,000, respectively.

The Company had unrealized gains of $2,000 and unrealized losses of $10,000 related to the above marketable securities held at December 31, 1997.

In January 1998, in connection with the merger with WorldCom, the determination was made by WorldCom management to sell all remaining marketable securities held.


ACCOUNTS RECEIVABLE:
Accounts receivable are reflected net of an allowance for doubtful accounts of $2,865,000 and $740,000 at December 31, 1997 and 1996, respectively. The net carrying value of accounts receivable approximates fair value due to the terms of the underlying receivables.

INVESTMENT IN MINORITY-OWNED VENTURE:
The investment in minority-owned venture represents an investment in convertible preferred stock of Verio, Inc., formerly known as World-Net Access, Inc. (Verio). Verio is a privately-held consolidator of ISPs, and the underlying securities are not readily marketable. The investment is carried at cost, and management believes there is no impairment of the underlying value of the securities.

LONG-TERM DEBT:
As of December 31, 1997, the fair value of long-term debt approximated carrying value.


 4.       NETWORKS AND EQUIPMENT

Networks and equipment consist of the following:

                                       1997             1996
                                       ----             ----
Telecommunications networks        $439,076,000     $170,687,000
Electronics and related
   equipment                        231,488,000       85,050,000
Office equipment and furniture       48,131,000       22,625,000
Leasehold improvements and
    other equipment                  31,827,000       14,456,000
Land and buildings                   32,172,000       13,637,000
                                   ------------     ------------
                                    782,694,000      306,455,000
Less accumulated depreciation        61,479,000       16,114,000
                                   ------------     ------------
                                   $721,215,000     $290,341,000
                                   ============     ============


As of December 31, 1997 and 1996, networks and equipment include $65,006,000 and $21,875,000, respectively, of networks in progress that were not in service and construction costs on a building not in service and, accordingly, have not been depreciated.

5.       OTHER ASSETS

Other assets consist of the following:


                                        1997             1996
                                        ----             ----
Goodwill                           $162,446,000     $ 65,648,000
Debt issuance costs                  29,386,000       20,437,000
Organization, development and
     pre-operating costs             32,852,000       13,756,000
Interest rate cap arrangements             --          1,511,000
Rights-of-way and other              12,255,000        3,604,000
                                   ------------     ------------
                                    236,939,000      104,956,000
Less accumulated amortization        17,285,000        5,878,000
                                   ------------     ------------
                                   $219,654,000     $ 99,078,000
                                   ============     ============

Amortization charged to expense for the years ended December 31, 1997 and 1996 was $9,560,000 and $4,226,000, respectively.


6.       LONG-TERM DEBT

Long-term debt consists of the following:


                                                 December 31
                                            1997            1996
                                            ----            ----
10 7/8% Senior discount notes,
   due March 1, 2006                   $303,927,000     $273,379,000
11 7/8% Senior discount notes,
   due November 1, 2006                 257,143,000      229,109,000
10.0% Senior notes due
   June 1, 2007                         250,000,000             --
Credit Facility at a variable rate
   (approximately 7.94% at
   December 31, 1997)                    75,000,000             --
AT&T Credit Facility                           --         50,000,000
Other long-term debt                        230,000          756,000
                                       ------------     ------------
                                        886,300,000      553,244,000
Less:  Current portion                  886,244,000          434,000
                                       ------------     ------------
                                       $     56,000     $552,810,000
                                       ============     ============


         THE SENIOR DISCOUNT NOTES:
         On February 26, 1996, the Company issued $425 million aggregate principal amount of 10 7/8% Senior Discount Notes due March 1, 2006 (the 10 7/8% Senior Discount Notes), and on November 7, 1996, issued $400 million aggregate principal amount of 11 7/8% Senior Discount Notes due November 1, 2006 (the 11 7/8% Senior Discount Notes), from which the Company received gross proceeds of $250.0 million and $225.0 million, respectively. The 10 7/8% Senior Discount Notes and 11 7/8% Senior Discount Notes (the Senior Discount Notes) will not require the payment of interest until March 1, 2001, and November 1, 2001, respectively; however, the Company may elect to commence the payment of interest at any time prior to that date. Thereafter, interest will be payable semi-annually, until maturity.

         On or after March 1, 2001, and November 1, 2001, the Senior Discount Notes will be redeemable at the option of the Company, in whole or in part from time to time, at the following prices (expressed in percentages of the principal amount at the stated maturity), if redeemed during the 12 months beginning March 1 and November 1, respectively, of the years indicated below, in each case together with interest accrued to the redemption date:

                                    10 7/8% Senior  11 7/8% Senior
                                    Discount Notes  Discount Notes
                                   ---------------  --------------
               2001                     104.50%         105.94%
               2002                     103.00%         103.96%
               2003                     101.50%         101.98%
               2004 and thereafter      100.00%         100.00%


         In addition, due to the merger with WorldCom and related change in control of the Company (see Note 1 and Note 12), the Company may be required to repurchase all or any part of the Senior Discount Notes as stipulated in the note agreements. Accordingly, the Senior Discount Notes have been classified as current. The Senior Discount Notes are senior unsecured obligations of the Company and are subordinated to all current and future indebtedness of the Company's subsidiaries, including trade accounts payable.

         THE SENIOR NOTES:
         On May 29, 1997, the Company issued $250 million of 10.0% Senior Notes due June 1, 2007. Interest on the 10.0% Senior Notes is payable semi-annually and commenced on December 1, 1997. On or after June 1, 2002, the Senior Notes will be redeemable at the option of the Company, in whole or in part from time to time at the following prices (expressed in percentages of the principal amount at the stated maturity), if redeemed during the twelve months beginning June 1 of the years indicated below, with interest accrued to the redemption date:


                  YEAR                                         REDEMPTION PRICE
                  -----                                        ----------------
                  2002                                             105.000%
                  2003                                             103.333%
                  2004                                             101.667%
                  2005 and thereafter                              100.000%


         The Senior Notes are senior unsecured obligations of the Company. Similar to the Senior Discount Notes, due to the merger with WorldCom and related change in control of the

         Company (see Note 1 and Note 12), the Company may be required to repurchase all or any part of the Senior Notes as stipulated in the note agreement, and as such, the Senior Notes have been classified as current.

         On February 27, 1998, WorldCom commenced an offer to purchase the Senior Discount Notes and Senior Notes for cash (see Note 12).

         CREDIT FACILITY:
         On November 5, 1997, the Company finalized a $250 million senior secured bank credit facility (the Credit Facility), to be available to finance capital expenditures and provide working capital. Terms of the Credit Facility included a seven-year payout period, interest at rates selected by the Company under terms of the Credit Facility, including a Base Rate or reserve adjusted London Interbank Offering Rate (LIBOR), plus applicable margin, and an annual commitment fee ranging from 0.25% to 0.375%, which rates are determined based upon the Company's leverage ratio. All outstanding borrowings at December 31, 1997, are at LIBOR, plus a 2.00% margin. On January 29, 1998, in connection with the merger with WorldCom (see Note 12), the Credit Facility was terminated and outstanding borrowings of $75 million were repaid with accrued interest and other fees. Accordingly, the total outstanding borrowings at December 31, 1997, have been classified as current.

         AT&T CREDIT FACILITY:
         On June 30, 1997, the Company prepaid $50.0 million in outstanding secured indebtedness with AT&T Credit Corporation, under the Amended and Restated Loan and Security Agreement dated as of October 1, 1996 (the AT&T Credit Facility). In conjunction with this prepayment, an extraordinary loss of approximately $3.1 million was charged to operations during 1997, including write-downs of debt issuance costs and interest rate cap arrangements, and applicable prepayment penalties.

         OTHER:
         Other long-term debt at December 31, 1997, represents certain capitalized leases. Other long-term debt at December 31, 1996, includes these capitalized leases plus $100,000 outstanding under a $10 million credit facility with a commercial bank (Bank Credit Facility). On September 10, 1997, the Company repaid the $100,000 outstanding under the Bank Credit Facility.


The aforementioned credit agreements contain certain restrictive and financial covenants, including limitations on the ability of the Company and its subsidiaries to declare and pay dividends, incur additional indebtedness, dispose of assets, issue additional capital stock, make loans and advances, and the maintenance of certain financial ratios and minimum annualized operating cash flow. At December 31, 1997, the Company was in compliance with the terms of these covenants.

Contractual maturities of long-term debt at December 31, 1997, are as follows:

                 1998                     $     174,000
                 1999                            52,000
                 2000                             4,000
                 2001                                 -
                 2002                         1,758,000
                 Thereafter                 884,312,000
                                          =============
                                          $ 886,300,000
                                          =============



7.       ACQUISITIONS AND JOINT VENTURES

Effective February 1, 1997, the Company acquired 100% of the stock of certain companies related to Phoenix FiberLink, Inc. (Phoenix), a provider of competitive access and internet services in Utah and Nevada. The purchase price was paid through the issuance by the Company of an aggregate of 600,000 shares of common stock valued at current market value and cash. Intangible assets of approximately $43.9 million were recorded as a result of this acquisition.

Effective May 5, 1997, the Company acquired 100% of the stock of Metro Access Networks, Inc. (MAN), a competitive local exchange carrier with networks in operation or under construction in Dallas, Fort Worth, Houston, San Antonio, Austin, Corpus Christi and Waco, Texas. The purchase price was paid through the issuance by the Company of an aggregate of 4,586,226 shares of common stock valued at current market value and cash. Intangible assets of approximately $51.7 million were recorded as a result of this acquisition.

Pursuant to an Agreement and Plan of Merger between BTC and the Company, BTC was merged into the Company on January 2, 1996, and the securities of the Company held by BTC were canceled. Following the merger, the former holders of BTC's common stock, preferred stock, convertible notes, options and warrants received shares of the Company's common stock, options and warrants. After the consideration of the shares of the Company held by BTC at the time of acquisition, the Company issued 756,340 shares of common stock valued at $12.50 per share and certain options and warrants. Intangible assets of approximately $6.4 million were recorded as a result of this acquisition.

On January 31, 1996, the Company acquired City Signal, Inc., a provider of competitive access and local exchange services in Michigan and Ohio, and certain related assets. In connection with the acquisition, the Company issued approximately 2.2 million shares of common stock and assumed certain specified liabilities. Intangible assets of approximately $13.1 million were recorded as a result of this acquisition. In addition, the Company granted the seller the option to require the Company to repurchase any or all of such shares at a price of $12.50 per share on or before February 1, 1998. In conjunction with the Company's initial public offering, the holder of such shares sold 10% of such shares. In addition, the holder sold additional shares subject to redemption during 1997 and, accordingly, 1,744,400 shares remained subject to redemption at

December 31, 1997. In connection with the merger with WorldCom (see Note 12) on January 29, 1998, the seller forfeited the option to require the Company to repurchase the shares, and the shares are no longer subject to redemption.

Effective July 1, 1996, the Company acquired 100% of the stock of ALD Communications, Inc. (ALD), a switchless reseller of long distance services, and Tenant Network Services, Inc. (TNS), a wholly-owned subsidiary of ALD which acts as a shared tenant service provider of telecommunications services, both of which provide their services primarily to customers in the San Francisco, California area. Also, effective September 1, 1996, the Company acquired 100% of the stock of Bittel Telecommunications Corporation (Bittel), a switch-based reseller of long distance services primarily to customers in the San Francisco and Los Angeles, California areas. In connection with the aforementioned acquisitions, the Company had an obligation totaling $10.0 million due during January, 1997, and was included in other current liabilities at December 31, 1996.

The above acquisitions were accounted for using the purchase method of accounting and, accordingly, the acquired assets and liabilities were recorded at their estimated fair values at the date of acquisition, and the results of operations of the acquired companies have been included in the Company's consolidated financial statements since the effective dates of acquisition. The total purchase price in excess of the fair market value of the net assets acquired was recorded as goodwill.

The following unaudited condensed pro forma information presents the results of operations of the Company for the years ended December 31, 1997 and 1996 as if the MAN acquisition and the above 1996 acquisitions had occurred on January 1, 1996:

                                                    1997             1996
                                                    ----             ----
         Revenue                             $   130,021,000   $   58,514,000
         Loss before minority interest       $  (141,479,000)  $  (54,676,000)

The unaudited pro forma information is provided for informational purposes only and is not necessarily indicative of the results of operations that would have occurred had the purchases been made on January 1, 1996, or of the future anticipated results of operations of the combined companies.

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

In May 1997, the Company made an additional $4.0 million convertible preferred stock investment in Verio, Inc. (Verio), a privately-held consolidator of Internet service providers (ISPs). Total convertible preferred stock investment at December 31, 1997, is $24 million, giving the Company a 24% fully-diluted interest in Verio. On June 25, 1997, the Company purchased $50.0 million in debt securities in Verio. The Verio debt securities mature on June 15, 2004, and interest at the rate of 13 1/2% per annum paid semi-annually in arrears commenced December 15, 1997. The debt securities include detachable warrants, allowing the Company to purchase common stock in Verio at an exercise price of one cent per share. The investment in Verio is classified as Investment in Minority-Owned Venture on the Company's consolidated balance sheet. At December 31, 1997, the Company held shares of Verio preferred stock which are convertible into an aggregate of 4,664,971 shares of Verio common stock and 400,000 warrants to purchase an additional 704,000 shares of Verio common stock.

Subsequent to December 31, 1997, in connection with the merger with WorldCom, the determination was made by WorldCom management to sell all of the Verio debt securities (see Note 12).


8.       SHAREHOLDER'S EQUITY

The acquisition of the Company by WorldCom has been treated as a recapitalization of the Company, and accordingly, all financial disclosures are presented as required for a single shareholder.

COMMON STOCK:

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

On May 2, 1996, the Company completed its initial public offering of 7,385,331 shares of common stock at a price of $27.00 per share. Gross proceeds from this offering totaled approximately $199.4 million, and proceeds net of underwriting discounts, advisory fees and expenses totaled approximately $185.2 million.

On April 29, 1997, upon receiving the required approval from the stockholders of the Company at the Company's 1997 Annual Meeting of Stockholders, the Company's Restated Certificate of Incorporation was amended to, among other things, increase the authorized number of shares of common stock from 50 million shares to 150 million shares. A total of 149,669,100 shares are designated as voting common stock and 330,900 shares are designated as non-voting stock. No shares of non-voting common stock are outstanding. A total of 105,408,364 authorized shares of common stock, which have not been reserved for issuance upon exercise of warrants and options and under employee stock plans, are available for issuance from time to time and under such circumstances as may be determined by the Board of Directors.

In connection with the Agreement and Plan of Merger between the Company and BTC on January 2, 1996, the Company issued options and warrants to certain of the shareholders and employees of BTC for the purchase of 1,134,840 shares of the Company's common stock at prices of $11.35 to $31.04 per share.

In June 1996, the Company and MCImetro Access Transmission Services, Inc. (MCImetro) entered into an agreement pursuant to which MCImetro acquired a 15% interest in the Company's Sacramento, California network for $4.5 million, and invested an additional $3.5 million in the Company's majority-owned San Jose, California joint venture company, formed in September 1995 between the Company and MCImetro to operate and expand the Company's existing networks in San Jose and its environs. In accordance with the provisions of the agreements between the Company and MCImetro, on October 10, 1996, MCImetro exchanged the agreed value of these investments and its September 1995 investment in the San Jose joint venture company for 958,720 shares of the Company's common stock.

On November 12, 1996, AT&T Credit exchanged the agreed value of its minority investments in certain subsidiaries of the Company made in connection with borrowings under the Credit Facility for an aggregate of 234,260 shares of the Company's common stock.

Stock warrant activity for the years ended December 31, 1997 and 1996 is as follows:

                                  Number      Price per Share
                                ---------     ----------------
Balance, January 1, 1996        1,824,340      $ 8.25 - $11.00
         Issued                   814,520      $11.35 - $31.04
         Exercised             (2,228,940)     $ 8.25 - $22.17
         Canceled                     (60)              $ 8.25
                               ----------
Balance, December 31, 1996        409,860      $11.35 - $31.04
         Exercised                (87,320)     $14.50 - $22.17
                               ----------
Balance, December 31, 1997        322,540      $11.35 - $31.04
                               ==========


On March 11, 1997, the Board of Directors of the Company approved a one-year extension of the expiration dates of stock warrants covering an aggregate of 345,600 shares of common stock which otherwise were scheduled to expire on various dates from March 31, 1997, through May 31, 1997.

In connection with the merger with WorldCom, all outstanding warrants were converted on a pro rata basis to WorldCom warrants.

PREFERRED STOCK:
The Company's authorized preferred stock consists of 1,040,012 shares, of which 50,000 shares are designated Series A Junior Participating Preferred Stock and reserved for issuance in connection with the Rights described below. The remainder of the preferred stock has the status of authorized and unissued shares of preferred stock subject to issuance from time to time as a new series of preferred stock created by resolution of the Board of Directors. At December 31, 1997, there was no preferred stock outstanding.


9.       EMPLOYEE BENEFIT PLANS

STOCK OPTION PLAN:

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

Stock option activity for the Plan for the years ended December 31, 1995, 1996 and 1997 is as follows:


                                   Number      Price per Share
                                  -------      ---------------
Balance, January 1, 1995          920,000      $         4.00
         Granted                  875,000      $4.00 -  $6.60
         Canceled                (143,340)     $4.00 -  $6.60
                               ----------
Balance, December 31, 1995      1,651,660      $4.00 -  $6.60
         Granted                1,313,000     $12.50 - $33.75
         Exercised                (70,474)     $4.00 -  $6.60
         Canceled                (144,000)     $6.00 - $12.50
                               ----------
Balance, December 31, 1996      2,750,186      $4.00 - $33.75
         Granted                1,500,368     $21.75 - $39.0625
         Exercised             (1,766,645)     $4.00 - $33.75
         Canceled                (371,930)     $4.00 - $32.00
                               ----------
Balance, December 31, 1997      2,111,979      $4.00 - $39.0625
                               ==========

In connection with the merger with WorldCom, all outstanding stock options were converted on a pro rata basis to WorldCom stock options.

The Company has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards since January 1, 1995, consistent with the provisions of SFAS No. 123, the Company's net loss would have been the pro forma amounts indicated below:


                                 1997               1996               1995
                                 ----               ----               ----
Net loss - as reported     $(139,459,000)     $ (43,843,000)     $  (9,551,000)
Net loss - pro forma        (147,589,000)       (46,825,000)        (9,847,000)


Pro forma net loss reflects only options granted since January 1, 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period of three years and compensation cost for options granted prior to January 1, 1995, is not considered.

The fair value of each options grant since January 1, 1995, is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants:


                              Expected       Risk-Free
                             Volatility    Interest Rate
                             ----------    -------------
 1995 grants                    37.2%         6.1%
 1996 grants                    37.2%         6.1%
 1997 grants                    51.0%         6.2%

In addition, all options are assumed to have an expected life of 5 years and an expected dividend yield of 0.0%.

The pro forma information is provided for informational purposes only and is not necessarily indicative of the results of operations that would have occurred or of the future anticipated results of operations of the Company.

EMPLOYEE STOCK PURCHASE PLAN:
In February 1996, the Company established an Employee Stock Purchase Plan (the
ESPP) to provide employees of the Company with an opportunity to purchase common stock through payroll deductions. Under the ESPP, up to 500,000 shares of common stock have been reserved for issuance, subject to certain anti-dilution adjustments. The ESPP became effective at the time of the Company's initial public offering of common stock in May 1996, and was to terminate on April 30, 2001. Initially, the amount of authorized payroll deductions were not less than 1% nor more than 10% of an employee's cash compensation, but not more than $25,000 per year. Upon consummation of the Company's merger with WorldCom subsequent to December 31, 1997 (see Note 12), the ESPP was terminated.

401(K) PLAN:
The Company has a 401(k) Plan which covers substantially all employees of the Company. Employees of the Company who are 21 years of age or older are eligible to participate in the 401(k) Plan upon completion of twelve months of service, at which time they may voluntarily contribute a percentage of compensation. Participants are eligible to receive Company matching contributions each year in an amount up to 50% of the participant's contribution up to a maximum of 4% of such participant's annual compensation. The Company's matching contributions for 1997 and 1996 were $314,000 and $181,000, respectively.


10.      INCOME TAXES

The Company files its income tax return on a consolidated basis. No provision for income taxes was recorded for 1997, 1996, or for any prior periods. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The Company has established a valuation allowance for the entire portion of the net deferred income tax assets. The valuation allowance increased by $58.7 million and $20.6 million for 1997 and 1996, respectively.

The actual income tax expense for the years ended December 31, 1997, 1996 and 1995 differs from the "expected" income tax expense, computed by applying the U.S. Federal corporate tax rate of 35% to income before income taxes as follows:


                                    1997                1996         1995
                                    ----                ----         ----
Computed "expected"
income tax expense              $(48,709,000)     $(15,345,000)   (3,343,000)
Non-utilization of net
operating loss                    47,077,000        14,150,000     2,691,000
Amortization of goodwill           1,583,000           579,000       258,000
Minority interest                    (62,000)          557,000       380,000
Other, net                           111,000            59,000        14,000
                                ------------      ------------    ----------
                                $          -      $          -    $        -
                                ============      ============    ==========

As of December 31, 1997 and 1996, temporary differences and carryforwards that give rise to deferred income tax assets and liabilities are as follows:


                                               1997                 1996
                                               ----                 ----
Deferred income tax assets:
   Net operating loss carryforwards        $ 108,340,000      $  35,040,000
   Other                                       2,586,000            611,000
                                           -------------      -------------
   Gross deferred income tax assets          110,926,000         35,651,000
   Less valuation allowance                  (85,280,000)       (26,573,000)
                                           -------------      -------------
   Net deferred income tax assets             25,646,000          9,078,000
                                           -------------      -------------
Deferred income tax liabilities:
   Tangible and intangible assets            (25,646,000)        (9,078,000)
                                           -------------      -------------
   Net deferred income tax liabilities       (25,646,000)        (9,078,000)
                                           -------------      -------------
   Net deferred income taxes               $           -      $           -
                                           =============      =============

As of December 31, 1997, net operating loss carryforwards totaling $271.2 million expire in years 2008-2013 if not utilized in future income tax returns. Part of the net operating loss carryforwards are restricted in availability subject to an annual limitation under Internal Revenue Code (IRC) Section 382 and restrictions relating to Separate Return Limitation Year (SRLY) required by regulations prescribed under IRC Section 1502.


11.      COMMITMENTS AND CONTINGENCIES

The Company leases office space and other equipment at various locations under operating leases. Rent expense totaled $9,385,000 and $3,150,000 for 1997 and 1996, respectively. Future minimum rental payments under non-cancelable operating leases at December 31, 1997, were as follows:


                   1998                            $   8,062,000
                   1999                                7,339,000
                   2000                                6,660,000
                   2001                                6,073,000
                   2002                                5,424,000
                   Thereafter                         18,883,000
                                                   -------------
                   Total minimum lease payments    $  52,441,000
                                                   =============

On September 22, 1995, GST Tucson Lightwave, Inc. (Lightwave) was permitted to intervene in litigation originally filed by Brooks Fiber Communications of Tucson, Inc., a wholly-owned subsidiary of the Company (BFC Tucson). On October 2, 1995, Lightwave filed a counterclaim against BFC Tucson, the Company and Tucson Electric Power Company (TEP) charging BFC Tucson, the Company and TEP with violations of antitrust laws, all of which alleged violations stem from an agreement between BFC Tucson and TEP that allowed BFC Tucson exclusive rights, for one year, to utilize certain of TEP's rights of way. The original causes of action have been settled; however, the counterclaim by Lightwave is currently still pending.

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


12.      SUBSEQUENT EVENTS

On January 29, 1998, the Company merged with a wholly-owned subsidiary of WorldCom in accordance with the terms and conditions of the Merger Agreement dated October 1, 1997. Upon consummation of the merger, the Company became a wholly-owned subsidiary of WorldCom, and each share of the Company's common stock was converted into 1.85 shares of WorldCom common stock in accordance with the terms of the Merger Agreement.

On February 27, 1998, WorldCom announced that it had commenced an offer (the Tender Offers) to purchase for cash the Company's 10 7/8% Senior Discount Notes, the 11 7/8% Senior Discount Notes, and the 10% Senior Notes (collectively the BFP Notes). WorldCom offered to pay each registered holder of the BFP Notes, in the case of the 10 78% Senior Discount Notes, 118.586% of their accreted value as of the date of the purchase, in the case of the 11 7/8% Senior Discount Notes, 127.104% of their accreted value as of the date of purchase, and in the case of the 10% Senior Notes, 117.615% of their principal amount, plus accreted interest to the date of purchase. The accreted value per $1,000 principal amount at stated maturity as of the tender purchase date of March 27, 1998, was $733.42 for the 10 7/8% Senior Discount Notes, and $660.57 for the 11 7/8% Senior Discount Notes. The accrued interest of the 10% Senior Notes per $1,000 principal amount at stated maturity to such date was $32.22. Concurrently with the Tender Offers, WorldCom obtained consents to eliminate certain restrictive covenants and amend certain other provisions of the respective indentures of the BFP Notes.

On March 27, 1998, WorldCom accepted all BFP Notes validly tendered. As of the expiration of the offers at 11:59 PM, New York City time, March 26, 1998, WorldCom had received valid tenders and consents from holders of approximately $424.9 million of principal amount at stated maturity of 10 7/8% Senior Discount Notes (or approximately 99.96% of total outstanding), from holders of $400.0 million of principal amount at stated maturity of 11 7/8% Senior Discount Notes (or 100% of total outstanding), and from holders of approximately $241.0 million of principal amount at stated maturity of 10% Senior Notes (or approximately 96.4% of total outstanding).

On March 25, 1998, WorldCom sold the Company's holding of $50.0 million debt securities in Verio to Verio, Inc. The debt securities were sold at a price of 112.42% of par value, or a gross amount of $56,210,000. Net proceeds of $54.5 million were received after underwriting and other costs, realizing a gain of $4.5 million. Accrued interest of $1.9 million was also received.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.



                                    PART III

Items 10, 11, 12, and 13 are omitted under the reduced disclosure format pursuant to General Instructions I(2)(c) of Form 10-K.



                                     PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   Documents filed as a part of this report:

        1. The consolidated balance sheets of the Company and its subsidiaries as of December 31, 1997 and 1996, the related consolidated statements of operations, changes in shareholder's equity and cash flows for each of the years in the three-year period ended December 31, 1997, are incorporated by reference to Item 8.

        2.  Financial Statement Schedules

            The following consolidated financial statement schedule is included in this report in accordance with Item 8 and paragraph (d) of Item 14.

                                                                            Page
                                                                            ----
            Schedule VII - Valuation and Qualifying Accounts  (and Report    43
                             of Independent Auditors thereon)

All other schedules are omitted because they are not required, not applicable or the information is given in the financial statements or notes thereto contained in Item 8.

         3. Exhibits (Reference to Item 601(b) of Regulation S-K).

2.1 Agreement and Plan of Merger dated October 1, 1997 by and among WorldCom, Inc., BV Acquisition, Inc. and the Company (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated October 1, 1997)

2.2 Agreement and Plan of Merger dated as of April 1, 1997 between the Company, Brooks Fiber Communications of Texas, Inc., Century Telephone Enterprise, Inc. and Metro

         Access Networks, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated May 5, 1997)

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

4.2 Amended and Restated Stockholders Agreement dated as of June 15, 1995 (incorporated by reference to Exhibit 4.3 to the IPO Form S-1)

4.3 Amended and Restated Registration Rights Agreement dated as of June 15, 1995 (incorporated by reference to Exhibit 4.4 to the IPO Form S-1)

4.4 Indenture dated as of February 26, 1996 between the Company and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.6 to the IPO Form S-1)

4.5 Indenture dated as of November 7, 1996 between the Company and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.6 to the Company's Registration Statement on Form S-1 (File No. 333-16495) filed with the Commission on November 20, 1996 (the "Secondary Offering Form S-1"))

4.6 Indenture dated as of May 29, 1997 between the Company and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated May 29, 1997)

4.7 Amended and Restated Loan and Security Agreement dated as of October 1, 1996 among AT&T Credit Corporation, the Company and certain subsidiaries of the Company (incorporated by reference to Exhibit 4.8 to the Company's Registration Statement on Form S-4 (File No. 333-18503) filed with Commission on December 20, 1996)

*10.1 1993 Stock Option Plan of the Company, as amended on December 23, 1996 (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-4 (File No. 333-21223) filed with the Commission on February 5, 1997 (the "Acquisition Form S-4"))

*10.2 Form of Non-Qualified Stock Option Agreement under the Company's 1993 Stock Option Plan (incorporated by reference to Exhibit 10.2 to the IPO Form S-1)

*10.3 1996 Employee Stock Purchase Plan of the Company (incorporated by reference to Exhibit 10.3 to the IPO Form S-1)

*10.4 1993 Stock Option Plan of Brooks Telecommunications Corporation ("BTC") (incorporated by reference to Exhibit 10.4 to the IPO Form S-1)

*10.5 Form of Substituted Non-Qualified Stock Option Agreement under BTC's 1993 Stock Option Plan (incorporated by reference to Exhibit 10.5 to the IPO Form S-1)

*10.6 Brooks Fiber Properties Inc. 1997 Stock Incentive Plan (incorporated by reference to Exhibit 4.7 of the Company's Registration Statement on Form S-8 (File No. 333-26261) filed with the Commission on May 1, 1997)

*10.7 Employment, Consulting and Non-Competition Agreement dated as of March 11, 1997 between the Company and Robert A. Brooks (incorporated by reference to Exhibit 10.7 to the Acquisition Form S-4)

*10.8 Change of Control Severance Agreement effective April 8, 1997 between the Company and James C. Allen (incorporated by reference to Exhibit
         10.1 to the Company's Quarterly Report on Form 10-Q for the Period Ended June 30, 1997 (File No. 0-28036) filed with the Commission on August 14, 1997 (the "June 30, 1997 Form 10-Q"))

*10.9 Change of Control Severance Agreement effective April 8, 1997 between the Company and D. Craig Young (incorporated by reference to Exhibit
         10.2 to the June 30, 1997 Form 10-Q)

*10.10 Change of Control Severance Agreement effective April 8, 1997 between the Company and David L. Solomon (incorporated by reference to Exhibit
         10.3 to the June 30, 1997 Form 10-Q)

*10.11 Change of Control Severance Agreement effective April 8, 1997 between the Company and John C. Shapleigh (incorporated by reference to Exhibit
         10.4 to the June 30, 1997 Form 10-Q)

 27.1      Financial Data Schedule

------------------
*   Management contract or compensatory plan

(b)      Reports on Form 8-K

         During the last quarter of the period covered by this report, the Company filed one report on Form 8-K dated October 1, 1997, reporting under Item 5 that the Company entered into an Agreement and Plan of Merger with WorldCom, Inc., a Georgia corporation, and BV Acquisition, Inc., a Delaware corporation wholly owned by WorldCom, pursuant to which WorldCom agreed to acquire the Company.

                          BROOKS FIBER PROPERTIES, INC.

                Schedule VII - Valuation and Qualifying Accounts
                 Years ended December 31, 1997, 1996, and 1995


        Col. A                     Col. B                 Col. C               Col. D        Col. E
        ------                     ------       --------------------------     ------        ------
                                                        Additions
                                                ---------------------------
                                                                  Charged
                                  Balance at    Charged to        to Other    Deductions      Balance
                                  Beginning     Costs and        Accounts-         -         at End of
      Description                 of Period      Expenses       Describe        Describe       Period
      -----------                 ---------      --------       ------------  -----------      ------
                                                                    (1)           (2)
                                                                    ---           ---
         1997
Reserves and allowances
deducted from asset accounts:

     Allowance for
   doubtful accounts              $  739,747     $3,923,328     $  143,513     $1,941,441     $2,865,147

         1996
Reserves and allowances
deducted from asset accounts:

      Allowance for
     doubtful accounts            $   76,217     $  288,818     $  484,364     $  109,652     $  739,747

         1995
Reserves and allowances
deducted from asset accounts:

       Allowance for
      doubtful accounts           $   82,000     $  145,742     $    3,818     $  155,343     $   76,217


(1) Primarily includes allowances for doubtful accounts related to acquisitions of businesses, plus cash receipts collected on previously uncollectible accounts.
(2)      Uncollectible account charged against allowance for doubtful accounts.

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Brooks Fiber Properties, Inc.:

Under date of February 18, 1998, we reported on the consolidated balance sheets of Brooks Fiber Properties, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in shareholder's equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements and our report thereon are included in the 1997 annual report on Form 10-K of Brooks Fiber Properties, Inc. In connection with our audits of the aforementioned consolidated financial statements, we have also audited the related financial statement schedule as listed in the accompanying index. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG Peat Marwick LLP

St. Louis, Missouri
February 18, 1998

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           BROOKS FIBER PROPERTIES, INC.

                                           By: /s/ SCOTT D. SULLIVAN
                                               --------------------------------
                                               Secretary, Treasurer and
                                                 Chief Financial Officer

Date:    March 31, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 1998.


            SIGNATURE                               TITLE
            ---------                               -----
   /s/ BERNARD J. EBBERS
----------------------------------      President, Chief Executive Officer
       Bernard J. Ebbers                and Director

   /s/ SCOTT D. SULLIVAN
----------------------------------      Secretary, Treasurer, and Chief
       Scott D. Sullivan                Financial Officer

   /s/ CHARLES T. CANNADA
----------------------------------      Assistant Secretary and Director
       Charles T. Cannada

                                  EXHIBIT INDEX


EXHIBIT NUMBER                     DESCRIPTION
--------------                     -----------
27.1                       Financial Data Schedule

----------------------------

         See Item 14(a)(3) for a list of exhibits incorporated by reference.